Form 10-Q
period 2012-09-30
U.S. Well Services, LLC
filed 2012-12-10
CIK 1543450

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number: 333-184491

U.S. WELL SERVICES, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0794304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 South Post Oak Lane, Suite 405, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(832) 562-3730
(Registrant’s telephone number, including area code )

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

U.S. Well Services, LLC's (together with its subsidiary, “we,” “us,” or “our”) reports, filings and other public announcements may from time to time contain certain forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this report regarding us and our subsidiary.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Risk Factors” included in our Registration Statement on Form S-4 (SEC Registration No. 333-184491) and Part II, Item 1A of this Quarterly Report, including the following:

•	our limited operating history;

•	fulfillment of our existing customer contract;

•	our ability to obtain raw materials and specialized equipment;

•	potential conflicts of interest faced by our managers, sponsors and members;

•	concentration of our customer base;

•	our ability to renew our existing customer contract and enter into additional service contracts;

•	dependence on the spending levels and drilling activity of the onshore oil and natural gas industry;

•	the availability of water;

•	our ability to maintain pricing;

•	the cyclical nature of the oil and natural gas industry;

•	changes in customer ownership or management;

•	delays in obtaining required permits;

•	our ability to raise additional capital to fund future capital expenditures;

•	increased vulnerability to adverse economic conditions due to our levels of indebtedness;

•	competition within the oil and natural gas industry;

•	technological developments or enhancements affecting us or our competitors;

•	asset impairment and other charges;

•	the potential for excess capacity in the oil and natural gas industry;

•	our identifying, making and integrating acquisitions;

•	the loss of key executives;

•	the control of our sponsor over voting and management;

•	our ability to employ skilled and qualified workers;

•	work stoppages or other labor disputes;

•	hazards inherent to the oil and natural gas industry;

•	product liability, personal injury, property damage and other claims against us;

•	inadequacy of insurance coverage for certain losses or liabilities;

•	the costs involved in defending a currently pending legal proceeding;

•	laws and regulations affecting the oil and natural gas industry;

•	federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;

•	future legislative and regulatory developments;

•	changes in trucking regulations;

•	demand for oil and natural gas;

•	the effects of climate change;

•	terrorist attacks and armed conflict;

•	additional obligations and increased costs associated with being a reporting company;

•	evaluations of internal controls required by Sarbanes-Oxley;

•	the status of available exemptions for emerging growth companies under the JOBS Act; and

•	the risks described elsewhere in our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

Many of these factors are beyond our ability to control or predict. Any, or a combination, of these factors could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

All forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we become aware after the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,953,066	$—
Restricted cash	155,122	—
Accounts receivable	13,144,418	—
Inventory	1,586,440	—
Prepaids and other current assets	1,747,445	—
Total current assets	22,586,491	—
Property and equipment, net of accumulated depreciation of $3,619,089 at September 30, 2012	63,991,808	—
Deferred financing costs	5,137,759	—
TOTAL ASSETS	$91,716,058	$—

LIABILITIES & MEMBERS' EQUITY
Current liabilities:
Accounts payable	$3,010,656	$—
Payable to a related party	—	29,700
Accrued liabilities	1,164,407	181,510
Accrued interest	1,267,571	—
Short-term note payable	809,208	—
Current portion of long-term debt	444,076	—
Total current liabilities	6,695,918	211,210
Long-Term Debt	67,948,118	—
Redeemable Series A Units, 600,000 units authorized, issued and outstanding	29,994,000	—
Accrued interest, non-current	2,435,152	—
TOTAL LIABILITIES	107,073,188	211,210
Commitments and Contingencies
MEMBERS' EQUITY:
Common stock: par value $0.001 per share; 10,000 shares authorized, 9,598 shares issued and outstanding	—	10
Additional paid-in capital	—	176,524
Members' interest	729,073	—
Accumulated deficit	(16,086,203)	(387,744)
Total Members' Equity	(15,357,130)	(211,210)
TOTAL LIABILITIES & MEMBERS' EQUITY	$91,716,058	$—

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months	August 18, 2011
	Ended	(inception) to
	September 30, 2012	September 30, 2011
Revenue	$21,445,664	$—
Costs and expenses:
Cost of services	16,343,133	—
Depreciation and amortization	2,134,227	—
Selling, general and administrative expenses	1,473,640	116,357
Other operating expenses	—	66,795
Income (loss) from operations	1,494,664	(183,152)
Interest expense, net	(6,738,261)	—
Loss before income taxes	(5,243,597)	(183,152)
Income tax expense	—	—
Net loss	$(5,243,597)	$(183,152)

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	February 21, 2012	January 1, 2012	August 18, 2011
	(inception) to	to	(inception) to
	September 30, 2012	February 20, 2012	September 30, 2011
Revenue	$30,605,258	$—	$—
Costs and expenses:
Cost of services	27,344,483	—	—
Depreciation and amortization	3,619,089	—	—
Selling, general and administrative expenses	2,913,246	432,773	116,357
Other operating expenses	—	40,587	66,795
Loss from operations	(3,271,560)	(473,360)	(183,152)
Interest expense, net	(12,814,643)	—	—
Loss before income taxes	(16,086,203)	(473,360)	(183,152)
Income tax expense	—	—	—
Net loss	$(16,086,203)	$(473,360)	$(183,152)

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Successor	Predecessor	Predecessor
	February 21, 2012	January 1, 2012	August 18, 2011
	(inception) to	to	(inception) to
	September 30, 2012	February 20, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,086,203)	$(473,360)	$(183,152)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,619,089	—	—
Loss on extinguishment of debt	2,367,559	—	—
Bond discount amortization	169,009	—	—
Deferred financing costs amortization	870,630	—	—
Unit-based compensation expense	241,650	—	176,530
Changes in assets and liabilities:
Accounts receivable	(13,144,418)	—	—
Inventory	(1,586,440)	—	—
Prepaids and other current assets	(1,747,445)	—	—
Accounts payable	2,123,142	—	—
Due to related party	—	—	—
Accrued liabilities	1,136,319	473,360	6,622
Accrued interest	8,183,430	—	—
Net cash used in operating activities	(13,853,678)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(65,428,256)	—	—
Net cash used in investing activities	(65,428,256)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	2,023,019	—	—
Repayments on note payable	(1,213,811)	—	—
Proceeds from issuance of long-term debt	80,287,200	—	—
Repayments of long-term debt	(21,099,458)	—	—
Proceeds from issuance of Series A Units	29,994,000	—	—
Proceeds from issuance of Series B and Series C Units	6,493	—	—
Deferred financing costs	(3,757,321)	—	—
Consent fee paid to bondholders	(850,000)	—	—
Restricted cash	(155,122)	—	—
Net cash provided by financing activities	85,235,000	—	—

Net increase in cash and cash equivalents	5,953,066	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$5,953,066	$—	$—

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Unaudited)

	Successor	Predecessor	Predecessor
	February 21, 2012	January 1, 2012	August 18, 2011
	(inception) to	to	(inception) to
	September 30, 2012	February 20, 2012	September 30, 2011
Supplemental cash flow disclosure:
Interest paid	$1,472,363	$—	$—
Non-cash investing and financing activities:
Bond units issued as payment of interest	$4,480,706	$—	$—
Bond units exchanged for debt placement services	$3,964,800	$—	$—
Value of convertible bond warrants issued	$1,165,500	$—	$—
Discount on notes payable	$1,913,500	$—	$—
Long-term debt for purchases of equipment	$1,951,610	$—	$—
Short-term liabilities assumed from USWS, Inc	$684,570	$—	$—
Accrued and unpaid capital expenditures	$231,032	$—	$—
See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
(Unaudited)

Predecessor:			Additional Paid-In Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity

	Common Stock
	Units	Amount
BALANCE, January 1, 2012	9,598	$10	$176,524	$(387,744)	$(211,210)
Deficit accumulated during development stage	—	—	—	(473,360)	(473,360)
BALANCE, February 20, 2012	9,598	$10	$176,524	$(861,104)	$(684,570)

Successor:
	Members' Interest			Accumulated Deficit	Total Members' Equity
	Series Units		Members' Interest
	Units	Amount
BALANCE, February 21, 2012 (inception)	—	$—	$—	$—	$—
Issuance of Series B Units	630,000	6,300	—	—	6,300
Issuance of Series C Units	192,500	193	—	—	193
Unit-based compensation	27,500	—	241,650	—	241,650
Non-cash distribution to member	—	—	(684,570)	—	(684,570)
Issuance of convertible bond warrants	—	—	1,165,500	—	1,165,500
Net loss	—	—	—	(16,086,203)	(16,086,203)
BALANCE, September 30, 2012	850,000	$6,493	$722,580	$(16,086,203)	$(15,357,130)

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS
On February 21, 2012, U.S. Well Services, LLC (the “Company,” “we,” “our” or “USWS”) was formed as a Delaware limited liability company. The Company is a Houston, Texas based oilfield service provider of well stimulation services to the upstream oil and gas industry. We engage in high-pressure hydraulic fracturing in unconventional oil and natural gas basins. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing or open holes under high pressure, causing the underground formation to crack or fracture, allowing nearby hydrocarbons to flow more freely up the wellbore.
The predecessor to the Company was U.S. Well Services, Inc. (“USWS, Inc.”) which was incorporated in Delaware on August 18, 2011. The Company was capitalized via a contribution by USWS, Inc. of substantially all of the assets and contracts of USWS, Inc. in exchange for 167,500 of the Company’s Series C Units (the “Restructuring”). Contemporaneously with the formation of the Company, ORB Investments, LLC, a Louisiana limited liability company (“ORB”), made a $30 million equity investment in the Company (the “Sponsor Equity Investment”), in exchange for 600,000 of the Company’s Series A Units and 600,000 of the Company’s Series B Units. In addition, concurrently with the formation of the Company, USW Financing Corp. was formed as a wholly-owned finance subsidiary of the Company for the purpose of acting as a co-obligor for an offering of 85,000 units with each unit consisting of $1,000 principal amount of 14.50% Senior Secured Notes due 2017 and a warrant to purchase the Company’s Series B Units (the “Unit Offering”).
The Company began operations under a take or pay contract with Antero Resources Appalachian Corporation (“Antero”), for a 24 month service period commencing on April 12, 2012 to perform hydraulic fracturing services in the Marcellus and Utica Shales in Ohio, West Virginia, New York and Pennsylvania. Prior to beginning operations in the second quarter of 2012, the Company was in the development stage.
NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with the annual financial statements included in the Company's Registration Statement on Form S-4 (SEC Registration No. 333-184491). Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
Risks and uncertainties
We commenced operations in April 2012 and to date have not generated positive cash flow from operations. Our ability to meet our liquidity needs is dependent on cash generated from operating activities and cash on hand. We do not have other committed sources of financing at this time.
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, USW Financing Corp. All significant intercompany transactions and accounts have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to inventory reserves, estimated useful lives of property and equipment and the valuation of equity-based compensation. Actual results could differ from those estimates.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with an original maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.
Restricted Cash
We classify as restricted cash, highly liquid investments that otherwise would qualify as cash equivalents, but are restricted in usage and are, therefore, unavailable to us for general purposes.
Inventory
Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our pressure pumping and related services, including our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost (weighted-average cost method) or market. All inventories are purchased and used by the Company in the delivery of its services with no inventory being sold separately to outside parties. The Company records provisions, as appropriate, to allow for shrinkage, primarily related to proppant lost during shipping. The process for evaluating inventory often requires the Company to make subjective judgments and estimates concerning future inventory levels expected to be realized.
Property and Equipment
Property and equipment are carried at cost, with depreciation provided on a straight line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred. An allocable amount of interest on borrowings is capitalized for assets and equipment during their construction period.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment is recognized equal to the amount by which the carrying value exceeds the fair value of assets. When making this assessment, the following factors are considered: current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.
Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized to interest expense using the effective interest method over the contractual term of the debt.
Revenue Recognition
Revenues are recognized as services are completed and collectability is reasonably assured. With respect to our hydraulic fracturing services, we recognize revenue and invoice our customers upon the completion of each fracturing stage. We typically complete multiple fracturing stages per day during the course of a job.
Unit-Based Compensation
The Company accounts for unit-based awards issued to employees and nonemployees in accordance with the guidance on share-based payments. Accordingly, employee unit-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (or the vesting period in the case of restricted equity or equity options). Additionally, unit-based awards to nonemployees are expensed over the period in which the related services are rendered. The grant-date fair value of awards is estimated using the Black-Scholes option-pricing model. Since the Company’s Series D Units are not publicly traded and have not been traded privately, the value of the Series D Units is estimated based on significant unobservable inputs, primarily consisting of the estimated value of the start-up activities completed as of the grant date, as well as other inputs that are estimated based on similar entities with publicly traded securities.
Income Taxes
The Company is a limited liability company and is treated as a partnership for federal and certain state income tax purposes. No provision or benefit for federal or certain state income taxes is included in the financial statements of the Company because the results of operations are allocated to the members for inclusion in their income tax returns. In certain state jurisdictions the Company may be subject to income-based taxes. In such instances, the Company accounts for state income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The financial statements have been prepared in accordance with U.S. GAAP which may differ from the accounting practices that will be used in the members’ tax returns.
Recently Issued Accounting Pronouncements
We do not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, balance sheet or cash flows.
NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Estimated Useful Lives	September 30, 2012
Fracturing equipment	7 years	$63,180,294
Light duty vehicles	5 years	1,512,150
Furniture and fixtures	5 years	61,967
IT equipment	3 years	176,089
Auxiliary equipment	2 years	2,327,328
Leasehold improvements	Term of lease	353,069
		67,610,897
Less: accumulated depreciation and amortization		(3,619,089)
Property and equipment, net		$63,991,808

Depreciation and amortization expense for the three months ended September 30, 2012 was $2,134,227. Depreciation and amortization expense for the period February 21, 2012 (inception) through September 30, 2012 was $3,619,089. The Company capitalized interest of $50,029 during the three months ended September 30, 2012 and $248,226 during the period February 21, 2012 (inception) through September 30, 2012.
NOTE 5 – SHORT-TERM NOTE PAYABLE
On March 15, 2012, the Company obtained insurance for its general liability, umbrella, auto and pollution coverage needs. The Company made an initial down payment and entered into a premium finance agreement with a credit finance institution to pay the remainder of the premiums. The aggregate amount of the premiums financed is $2,023,019. Under the terms of the agreement, the Company is to pay 10 equal monthly payments of $205,936 beginning April 15, 2012 through maturity on January 15, 2013. The note bears interest at 3.9% with a balance of $809,208 at September 30, 2012.
NOTE 6 – LONG TERM DEBT
Long-term debt consisted of the following:

September 30, 2012
Senior Secured Notes	$68,414,660
Equipment financing agreement	1,918,198
Less current maturities of long-term debt	(444,076)
Unamortized discount on Senior Secured Notes	(1,940,664)
Total long-term debt	$67,948,118
Senior Secured Notes. As part of the Unit Offering, we issued 14.50% Senior Secured Notes totaling $85 million (the “Notes”). The Notes will mature on February 15, 2017. The Notes have a fixed annual interest rate of 14.50% on the principal amount which is due semi-annually, on February 15 and August 15 of each year, commencing on August 15, 2012. The first interest payment on the Notes was paid on August 15, 2012 by increasing the principal amount of the outstanding Notes by $4,480,706,

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

the amount of the first interest payment. Future interest payments on the Notes will made in cash. Accrued interest on the Notes was $1,267,571 at September 30, 2012.
The Notes were issued at a discount such that cash received was equal to approximately 98% of the principal amount of the Notes. Accordingly, we recognized a discount of $1,913,500 that is being amortized over the term of the Notes using the effective interest method. Unamortized debt issuance costs associated with the Notes was $5,137,759 as of September 30, 2012, which is being amortized to interest expense over the term of the Notes.
Our sole subsidiary, USW Financing Corp., is a co-issuer of the Notes. The Notes may be fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our current and future domestic subsidiaries, other than subsidiaries designated as unrestricted subsidiaries. None of our future foreign subsidiaries will guarantee the Notes. The Notes and any future guarantees are subject to a lien on substantially all of our and our future subsidiaries' assets, subject to certain exceptions. If and when we incur permitted first lien indebtedness, the liens on the assets securing the Notes and any future guarantees will likely be contractually subordinated and junior to liens securing such permitted first lien indebtedness pursuant to an intercreditor agreement. The indenture governing the Notes restricts us and our restricted subsidiaries from making certain payments, including dividends and intercompany loans or advances.
The Notes are subject to optional redemption features whereby: (a) on or after February 15, 2015, we may redeem some or all of the Notes at a premium that will decrease over time, (b) prior to February 15, 2015, we may, at our option, redeem up to 35% of the aggregate principal amount of the Notes using the net proceeds of certain equity offerings at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of redemption; provided that, following any and all such redemptions, at least 65% of the aggregate principal amount of the Notes originally issued under the indenture remain outstanding and the redemption occurs within 90 days of the closing of such equity offering, and (c) at any time prior to February 15, 2015, we may, at our option, redeem all or a part of the Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a specified make-whole premium, plus accrued and unpaid interest and additional interest, if any, to the applicable date of redemption. The Notes are also subject to certain mandatory redemption provisions whereby within 45 days after each March 31 or September 30 beginning on March 31, 2013, for which our cash and cash equivalents are greater than $12.1 million, we are required to offer to repurchase Notes in the amount of such excess cash amount at an offer price in cash equal to 100% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
Pursuant to the terms of the indenture governing the Notes, a total of $37.5 million of the net proceeds from the Unit Offering were placed into an escrow account to either be released to us upon our entrance into a second fracturing contract on terms similar to our original contract with Antero or to be used to repurchase Notes if we were unable to enter into a second fracturing contract on terms similar to our original contract with Antero on or prior to June 30, 2012. We did not enter into a second fracturing contract on terms similar to our original contract with Antero on or prior to June 30, 2012. On July 10, 2012, pursuant to the indenture governing the Notes, we commenced the Second Contract Repurchase Offer as well as a consent solicitation to approve proposed amendments to the indenture, including the release of a portion of the escrowed funds. On July 16, 2012, after obtaining the requisite consents in the consent solicitation, the maximum aggregate purchase price of the Second Contract Repurchase Offer was reduced from $37.5 million to $22.5 million and all other funds in the escrow account (approximately $15 million) were released to us. In conjunction with the Second Contract Repurchase Offer, $22.5 million was paid on August 10, 2012 for the principal and accrued interest of the repurchased Notes. We recorded a $2,367,559 loss attributed to the write-off of discount on the Notes and debt issuance costs in connection with the repurchased Notes. The loss is recorded in the line item “Interest expense, net” in the condensed consolidated statement of operations.
Registration Rights Agreement. In connection with the closing of the offering of the Notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed, for the benefit of the holders of the Notes, at our cost, to do the following:
Upon the SEC's declaring the exchange offer registration statement effective, we agreed to offer new notes in exchange for surrender of the Notes. We agreed to use commercially reasonable efforts to cause the exchange offer registration statement to become and remain effective continuously for a period ending on the earlier of (i) 180 days from the date on which the exchange offer registration statement is declared effective or (ii) the date on which a Broker-Dealer is no longer required to deliver a prospectus in connection with market-making or other trading activities, and to keep the exchange offer open for a period of not less than the minimum period required under applicable federal and state security laws to consummate the exchange offer, provided the period be of not less than 30 days.
The registration rights agreement provides that if (i) the exchange offer registration statement is not filed with the SEC on or prior to the Filing Date (August 19, 2012), (ii) the exchange offer registration statement has not been declared effective by the SEC on or prior to November 16, 2012 (the "Effectiveness Date"), (iii) the exchange offer has not been consummated within 30

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

business days after the Effectiveness Date (the "Exchange Date"), (iv) any shelf registration statement, if required pursuant to the registration rights agreement, has not been declared effective by the SEC on or prior to the Shelf Effectiveness Deadline (as defined in the registration rights agreement), or (v) any registration statement required by the registration rights agreement has been declared effective but ceases to be effective at any time at which it is required to be effective under the registration rights agreement (each such event referred to in clauses (i) through (v), is a Registration Default), the interest rate on the Notes shall be increased by 0.25% per annum during the 90-day period immediately following the occurrence of any Registration Default and shall increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 1.00% per annum in the aggregate. On the date all Registration Defaults are cured, the interest rate will be reduced to the original interest rate; provided, however, that, if after any such reduction in interest rate, a different Registration Default occurs, the interest rate shall again be increased pursuant to the foregoing provisions. If the interest rate on the outstanding Notes was increased by 1.00% per annum for an entire year, our annual interest expense would increase by approximately $684,000 until the Registration Default is cured. There is no current obligation recorded with respect to the registration rights agreement due to the fact that a default under the agreement is not considered to be probable.
Except as set forth above, after consummation of the exchange offer, holders of the Notes that are the subject of the exchange offer will have no registration or exchange rights under the registration rights agreement.
Equipment financing agreement. On July 30, 2012, the Company entered into a security agreement with a financing institution for the purchase of certain fracturing equipment. The aggregate principal amount of the financing agreement is $1,951,610 and bears effective interest at 6.5%. Under the terms of the agreement, the Company is required to pay 48 equal monthly payments of $46,386, including interest, beginning September 13, 2012 through maturity on September 13, 2016. As of September 30, 2012, the financing agreement had a balance of $1,918,198, of which $444,076 is due within one year.
Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of September 30, 2012:

Principal Amount
of Long-term Debt
2012	$108,385
2013	451,376
2014	481,883
2015	514,451
2016	362,103
Thereafter	68,414,660
70,332,858
Unamortized discount on Senior Secured Notes	(1,940,664)
Less current maturities of long-term debt	(444,076)
Total long-term debt	$67,948,118
NOTE 7 - REDEEMABLE SERIES A UNITS
As part of the Sponsor Equity Investment, the Company authorized and issued 600,000 of its Series A Units. The holders of the Series A Units are not entitled to receive any ordinary distributions from the Company, are subject to certain drag-along rights, and do not have any preemptive rights relating to the Company. Pursuant to the terms of our Amended and Restated Limited Liability Company Agreement, ORB has the right to appoint all of the members of the Company's Board of Managers, except for one position on the Board of Managers which is required to be filled by the Company's Chief Executive Officer. The Board of Managers is to have the discretion to manage and conduct all the business and affairs of the Company.
The holders of Series A Units, in certain instances, are entitled to have their Series A Units redeemed by the Company for a distribution in an amount that provides each Series A Unit holder with an internal rate of return of 13% on their investment with respect to their Series A Units. The payment of the redemption price to Series A Unit holders shall be paid, upon the occurrence of one of the following triggering events: (i) a liquidation of the Company (whether by consent of the Company’s Board of Managers and ORB, or withdrawal of all members or in accordance with Section 18-202 of the Delaware Limited Liability Company Act), (ii) a transfer of all of the assets or units of the Company, a merger or similar transaction or certain initial public offerings of the Company’s or its successor’s securities, or (iii) February 17, 2017. The payment of the redemption price to the Series A Unit holders shall occur before any distribution is made to the holders of the Series B, C or D Units.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

The Series A Units have an optional redemption feature whereas subject to the prior approval of ORB, the Company retains the option to redeem all or any portion of the Series A Units at any time in exchange for payment of an amount that provides each Series A Unit holder with an internal rate of return of 13% on their capital contribution with respect to their Series A Units.
Because of the mandatory redemption features of the Series A Units which unconditionally obligate the Company to provide each holder with an internal rate of return of 13% on their investment, regardless of the triggering events, the units demonstrate characteristics of debt and therefore are accounted for as a long-term liability.
At September 30, 2012, the mandatorily redeemable Series A Units totaling $29,994,000 are reported as a long-term liability on the balance sheet with accrued interest in the amount of $2,435,152. The maximum amount the Company could be required to pay to redeem the units on the mandatory redemption date of February 17, 2017 includes the face value of the units in the amount of $29,994,000 and interest to be accrued of $26,749,367.
NOTE 8 – MEMBERS’ INTEREST
The Company’s equity consists of four classes of membership interests, each designated with its own series of units. Series A Units are the Company’s preferred equity and Series B, C and D units represent the Company’s common equity. See Note 7 - Redeemable Series A Units for further discussion of Series A Units. The Series B, C and D Units are equal in most respects, except that the Series B Units have anti-dilution protections and pre-emptive rights that the Series C and D Units do not have. Additionally, the Series B Units have more limited transfer restrictions than the Series C and D Units have. The Series D Units constitute profits interests.
Series B Units
As part of the Sponsor Equity Investment, the Company authorized and issued 600,000 of its Series B Units. The Company also authorized and issued 30,000 Series B Units in exchange for a $300 payment by a previous officer of the Company as part of his compensation for the duties performed.
In conjunction with the Unit Offering, the Note holders received 85,000 warrants that entitle each holder to receive 1.7647 Series B Units at an exercise price of $0.01 per unit, representing approximately 150,000 Series B Units in aggregate or 15% of the Company’s common equity interests. The warrants became exercisable after they separated from the Notes on April 21, 2012 and will expire on February 21, 2019. The Company has granted the holders of the warrants certain “piggyback” registration rights for the resale of the Series B Units underlying the warrants. In addition, the holders of the Series B Units have preemptive and other equity protection rights identical to those granted to ORB in the Sponsor Equity Investment. Upon exercise of the warrants, the holders are required to become a party to the Company’s Amended and Restated Limited Liability Agreement dated February 21, 2012.
The holders of the Series B Units are entitled to receive distributions from the Company, in accordance with each such holder’s relative percentage of the total number of Series B, Series C and Series D Units outstanding. The Series B Units are subject to certain transfer restrictions, drag-along rights and have certain preemptive rights relating to the Company.
Series C Units
As part of the Restructuring, the Company issued 167,500 of its Series C Units to USWS, Inc., in exchange for contribution of substantially all of the assets and contracts and certain liabilities of USWS, Inc. Further, the Company issued 25,000 Series C Units to Global Hunter Securities, LLC, in exchange for placement fees incurred in connection with the Unit Offering.
Series D Units
During 2012, the Company entered into various Series D Unit Agreements pursuant to which 267,157 Series D Units were granted to officers of the Company as performance incentives. The Series D Units are subject to vesting and forfeiture under circumstances set forth in the agreements between the Company and each such officer. See Note 9 - Unit-Based Compensation for further discussion of the Series D Units granted to officers of the Company.
NOTE 9 – UNIT‑BASED COMPENSATION
On February 21, 2012, the Company entered into several Series D Unit Agreements pursuant to which 206,538 Series D Units were granted to certain of the Company’s officers as performance incentives. At the time of the awards, 27,500 of the granted Series D Units were fully vested with 179,038 units remaining unvested until the occurrence of certain vesting events. On August 6, 2012, as a consequence of the resignation of one of the Company's officers, 30,052 of the unvested units were forfeited and only 148,986 units remains unvested. The vesting events will occur when the awarded officer remains continuously employed with the Company, there is a liquidation or exit event which results in a distribution to all of the Company’s equity units, and when the value of the equity of the Company falls within certain predetermined levels. As of

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

September 30, 2012, no such vesting event had occurred. We determined the grant-date fair value of the Series D Units granted on February 21, 2012 to be $7.77 per unit. During the period February 21, 2012 (inception) through September 30, 2012, we recognized unit-based compensation expense totaling $213,675 related to the fully vested Series D Units that were issued to these officers, of which $77,700 was included in cost of services and $135,975 was included in selling, general and administrative expenses.
In June and September 2012, the Company entered into agreements with certain of the Company's officers pursuant to which 60,619 Series D Units were granted as performance incentives. The awards vest over a three year service period, beginning on the grant date. We determined the grant-date fair value of the Series D Units to be $7.77 per unit. During the period February 21, 2012 (inception) through September 30, 2012, we recognized unit-based compensation expense totaling $27,975 which was included in selling, general and administrative expenses.
NOTE 10 – RELATED PARTY TRANSACTIONS
In connection with the Unit Offering, a placement fee of $1,000,000 was paid to the Layton Corporation with the proceeds of the Unit Offering. The Layton Corporation is controlled by a shareholder of USWS, Inc. Also in connection with the Restructuring, the Company assumed $684,570 in short-term liabilities from USWS, Inc. recorded in members’ equity as a non-cash distribution to a member.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
In August 2012, the Company, together with certain of its officers, became co-defendants in an action filed by Calfrac Well Services, Ltd. and Calfrac Well Services Corp. (collectively, "Calfrac") alleging conspiracy to steal Calfrac's trade secrets, proprietary business and confidential information, customers and employees and other information for the purpose of setting up the Company's predecessor. Further, Calfrac seeks actual and compensatory damages in connection with allegations of breach of contract and certain duties by certain of the Company's officers. The Company intends to vigorously defend this action. Given the stage of this matter the Company cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to the ongoing proceedings.
Lease Agreements
On March 1, 2012, the Company entered into an agreement for the lease of a 70,500 square foot field office operations facility on 10.844 acres in Jane Lew, West Virginia for its initial fleet operations. The total amount of monthly payments over the term of 36 months is $881,395. The lease agreement has annual rent escalations of 2% on each anniversary.
On April 1, 2012, the Company entered into an agreement for the lease of approximately 2,584 square feet of office space in Houston, Texas to serve as its corporate headquarters. The total amount of monthly payments over the term of 36 months is $176,358.
On October 1, 2012, the Company entered into an agreement to lease approximately 1,457 square feet of additional office space immediately adjacent to its leased corporate headquarters, located in the same building in Houston, Texas. The total amount of monthly payments over the term of the 30 months is $84,817.
The following is a schedule by years of minimum future rentals on noncancelable operating leases as of September 30, 2012:

2012	$95,178
2013	385,513
2014	391,369
2015	73,117
2016	—
Total minimum future rentals	$945,177

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS
Sand Purchase Agreement
On November 9, 2012, we entered into an agreement with a supplier to purchase sand for use in our hydraulic fracturing operations. The agreement is effective on November 1, 2012 for a term of two years, subject to renewal options. Under the terms of this agreement, we are required to purchase from this supplier a quarterly minimum quantity of sand at a fixed price, amounting to approximately $1.1 million per quarter. In the event we fail to purchase any portion of sand required to be purchased on a quarterly basis, we are required to make payments to the supplier for amounts not taken, up to the contractual minimum and subject to the terms of the agreement. We do not believe that non-performance on our part would have a material impact on our financial position, cash flows or results of operations.
Note Repurchase
On November 14, 2012, we paid $2.6 million to a Note holder to repurchase $2.5 million of our Notes at 100% of face value, including $0.1 million in accrued interest. The repurchased Notes were not cancelled and are currently held in reserve with the option to resell as a source of capital funding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our Registration Statement on Form S-4 (SEC Registration No. 333-184491) and Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a Houston, Texas based oilfield services provider of well stimulation services to the upstream oil and gas industry. We currently engage in high-pressure hydraulic fracturing in unconventional oil and natural gas basins. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing, or open holes under high pressure, causing the underground formation to crack or fracture, allowing nearby hydrocarbons to flow more freely up the wellbore.
We believe our hydraulic fracturing fleets purchased from Stewart & Stevenson, LLC ("Stewart & Stevenson") are reliable and high performing fleets with the capability to meet the most demanding pressure and flow rate requirements in the field. Our management team has extensive industry experience providing completion services to exploration and production companies. We intend to focus on the most active shale and unconventional oil and natural gas plays in the United States.
We are currently under contract to perform services in the Marcellus and Utica Shales in Ohio, West Virginia, New York and Pennsylvania. We are also evaluating opportunities with existing and new customers to expand our operations into new areas throughout the United States, which may include the Bakken Shale in North Dakota and Montana, the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas, the Permian Basin in western Texas and southeastern New Mexico, the Niobrara Shale in Colorado, Wyoming and Nebraska and the Granite Wash formation in Oklahoma.
We are a Delaware limited liability company. Our principal executive offices are located at 770 South Post Oak Lane, Suite 405, Houston, Texas 77056 and our main telephone number is (832) 562-3730.
We began operations under a take or pay contract, our original contract, with Antero, for a 24-month service period commencing on April 12, 2012. Prior to beginning operations in the second quarter of 2012, the Company was in the development stage.
Formation Transactions
Unit Offering. On February 21, 2012, we and USW Financing Corp., our wholly-owned subsidiary, completed the Unit Offering. Approximately $47.5 million of the proceeds from the Unit Offering were used to acquire a substantial amount of our core operating equipment and for related fees and expenses and for general corporate purposes. The remainder of the proceeds of the Unit Offering were used to consummate the Second Contract Repurchase Offer and for general corporate purposes, including the acquisition of our second hydraulic fracturing fleet. The Unit Offering was made to institutional accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S.
Senior Secured Notes. The Notes were part of the units issued in the Unit Offering and will mature on February 15, 2017. The Notes have a fixed annual interest rate of 14.50% per annum. We will pay interest on the Notes semi-annually, on February 15 and August 15 of each year they are outstanding, commencing on August 15, 2012. The first interest payment on the Notes was paid on August 15, 2012 by increasing the principal amount of the outstanding notes by $4,480,706, the amount of the first interest payment. Subsequent interest payments will be payable in cash. The Notes may be fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our future domestic subsidiaries, other than subsidiaries designated as unrestricted subsidiaries. None of our future foreign subsidiaries will guarantee the Notes. As of the date hereof, our sole subsidiary, USW Financing Corp., was a co-issuer of the Notes. The Notes and any future guarantees are subject to a lien on substantially all of our and our future subsidiaries' assets, subject to certain exceptions. If and when we incur permitted first lien indebtedness, the liens on the assets securing the Notes and any future guarantees will likely be contractually subordinated and junior to liens securing such permitted first lien indebtedness pursuant to an intercreditor agreement. The Notes are also subject to optional redemption features whereby: (a) on or after February 15, 2015, we may redeem some or all of the Notes at a premium that will decrease over time, (b) prior to February 15, 2015, we may, at our option, redeem up to 35% of the aggregate principal amount of the Notes using the net proceeds of certain equity offerings at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of redemption; provided that, following any and all such redemptions, at least 65% of the aggregate principal amount of the Notes originally issued under the indenture remain outstanding and the redemption occurs within 90 days of the closing of such equity offering, and (c) at any time prior to February 15, 2015, we may, at our option, redeem all or a part of the Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a specified make-whole premium, plus accrued and unpaid interest and additional interest, if any, to the applicable date of redemption. The Notes are also subject to a mandatory redemption provision whereby within 45 days after each March 31 or September 30 beginning on March 31, 2013, for which our cash and cash equivalents are greater than $12.1 million, we are required to offer to repurchase notes in the amount of such excess cash amount at an offer price in cash equal to 100% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
Warrants. The warrants were part of the units issued in the Unit Offering, and are exercisable at a price of $0.01 per Series B Unit, subject to adjustment. The warrants expire at 5:00 p.m., New York City time, on February 21, 2019. We have granted holders of warrants certain “piggyback” registration rights for the resale of our Series B Units underlying the warrants. Holders of the warrants have preemptive and other equity protection rights identical to those granted to the purchasers in the Sponsor Equity Investment described below. Upon exercise of the warrants, the holders thereof will be required to become a party to our then-existing limited liability company agreement.
Sponsor Equity Investment. Concurrent with the closing of the Unit Offering, we received a $30 million equity investment from ORB, in exchange for (a) 600,000 Series A Units which, among other things, entitle the holders thereof to a 13% preferred return on their capital contribution compounded semi-annually and payable upon the occurrence of certain liquidation or exit events or on February 21, 2017 and (b) 600,000 Series B Units. The securities issued as part of the Sponsor Equity Investment were issued to institutional accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Restructuring. In order to facilitate the Unit Offering and the Sponsor Equity Investment, we completed a corporate restructuring. Prior to the closing of the Unit Offering and the Sponsor Equity Investment, U.S. Well Services, Inc., our former parent, formed us and USW Financing Corp. U.S. Well Services, Inc. then sold substantially all of its assets to us in exchange for 167,500 Series C Units representing, in the aggregate, 16.75% of our common equity immediately following the closing of the Unit Offering.
Resignation of Donald E. Stevenson. On March 19, 2012, at the request of our Board of Managers, Donald E. Stevenson resigned from his role as our President and Chief Executive Officer and as a member of our Board of Managers, effective March 22, 2012. There was no disagreement with Mr. Stevenson on any matter relating to our operations, policies or practices.
Recent Developments
Delivery of Initial Hydraulic Fracturing Fleet. We used a portion of the net proceeds of Unit Offering to purchase our initial hydraulic fracturing fleet from Stewart & Stevenson. We received final delivery of our initial hydraulic fracturing fleet from Stewart & Stevenson in April 2012.
Performance under Original Antero Contract. On November 1, 2011, our predecessor entered into a Contract to Provide Dedicated Fracturing Fleet(s) for Fracturing Services with Antero. In April 2012 we began performing hydraulic fracturing and related services under our contract with Antero. Our initial operations under our contract with Antero have been focused in West Virginia. See "Current Contracts - Original Antero Contract" below for a description of our original contract with Antero.
Delivery of Second Hydraulic Fracturing Fleet. We purchased our second hydraulic fracturing fleet from Stewart & Stevenson and other vendors.  The fleet includes fourteen FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 HHP per pump, two MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, one data van and two CT-5CAS/HYD hydration units. Delivery of the equipment was completed in August 2012.
Rider to the Original Antero Contract. On June 5, 2012, we entered into the Rider to Original Antero Contract (the "Rider"). See "Current Contracts - Rider to Original Antero Contract" below for a description of the Rider. The Rider amends certain terms of our contract with Antero. The Rider gives Antero, in its sole discretion, a right of first refusal to engage all or any portion of our second hydraulic fracturing fleet.  Any work performed by our second hydraulic fracturing fleet will be governed under the terms of our original contract with Antero as modified by the Rider.  In addition, the Rider modifies our original contract with Antero to discount all services performed by us for Antero (whether such services are performed under our original contract with Antero or in the future by our second hydraulic fracturing fleet) by ten percent. We believe that entering into the Rider strengthens our relationship with Antero and provides us with the opportunity to grow revenues by participating in Antero's expanding drilling program.
Hiring of Brian Stewart. On June 18, 2012, Brian Stewart was hired as our President and Chief Executive Officer. Mr. Stewart, 57, retired from Devon Energy Corporation, a publicly traded independent energy company, in 2012 after 35 years of service. Mr. Stewart’s last five years of service at Devon Energy Corporation were as the Vice President of Well

Engineering for the Offshore Division. In this role he was responsible for Gulf of Mexico and international drilling and completion activities.
Second Contract Repurchase Offer. Pursuant to the terms of the indenture governing the Notes, a total of $37.5 million of the net proceeds from the Unit Offering were placed into an escrow account to either be released to us upon our entrance into a second fracturing contract on terms similar to our original contract with Antero or to be used to repurchase notes if we were unable to enter into a second fracturing contract on terms similar to our original contract with Antero on or prior to June 30, 2012. We did not enter into a second fracturing contract on terms similar to our original contract with Antero on or prior to June 30, 2012. As a result, on July 10, 2012, pursuant to the indenture governing the Notes, we commenced the Second Contract Repurchase Offer as well as the consent solicitation described below. On July 16, 2012, after obtaining the requisite consents in the consent solicitation, the maximum aggregate purchase price of the Second Contract Repurchase Offer was reduced from $37.5 million to $22.5 million. In conjunction with the Second Contract Repurchase Offer, $22.5 million was paid on August 10, 2012 for the principal and accrued interest of the repurchased Notes.
Consent Solicitation. On July 10, 2012, we commenced a consent solicitation to obtain the consent of at least a majority in aggregate principal amount of the outstanding notes to approve the proposed amendments (the "Proposed Amendments"). The Proposed Amendments, among other things, (a) amended the definition of “Second Fracturing Contract” in the indenture governing the Notes to mean Rider No. 1 to Contract to Provide Dedicated Fracturing Fleet(s) for Fracturing Services dated June 5, 2012, between the U.S. Well Services, LLC and Antero Resources Appalachian Corporation, (b) added a definition to the indenture governing the Notes for “First Release of Funds,” (c) deleted Section 4.09(b)(1) of the indenture governing the Notes in its entirety and replaced it with a new Section 4.09(b)(1) that modifies the definition of “Permitted Debt,” (d) deleted Section 4.19 of the indenture governing the Notes in its entirety and replaced it with a section entitled “Partial Release of Escrowed Funds; Second Contract Repurchase Offer,” (e) deleted Section 7(d) of the Notes in its entirety and replaced it with a new Section 7(d), and (f) amended the escrow agreement in accordance with the above. On July 16, 2012, we obtained the requisite consents needed to adopt the Proposed Amendments and executed and delivered the first supplemental indenture to the indenture governing the Notes and an amendment to the escrow agreement effecting the Proposed Amendments. As a result of the Proposed Amendments, among other things, the amount of funds in the escrow account were reduced to $22.5 million and all other funds in the escrow account (approximately $15 million) were released to us, reducing the outstanding principal amount of the Notes to approximately $63.9 million.
Resignation of Leonard Travis. On August 6, 2012, the Company's Board of Managers accepted the resignation of Leonard Travis, Senior Vice President and Chief Financial Officer effective immediately. On August 7, 2012, Matthew Bernard, a member of the Board of Managers, was appointed as our Interim Chief Financial Officer.
Hiring of Kenneth Sill. On September 19, 2012, Kenneth Sill was hired as our Chief Financial Officer and Matthew Bernard resigned his position as Interim Chief Financial Officer. Immediately prior to being hired by us, Mr. Sill was a director and industry analyst for Tudor Pickering Holt Asset Management from December 2010 to September 2012, where he focused on the oilfield services industry, as well as the coal and alternative energy equity markets.
How We Generate Our Revenues
Hydraulic fracturing services enhance the production of oil and natural gas from formations with restricted natural flow of hydrocarbons. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing or open holes under high pressure, causing the underground formation to crack or fracture, allowing nearby hydrocarbons to flow more freely up the wellbore. Sand, bauxite, resin-coated sand or ceramic particles, each referred to as a proppant or propping agent, are suspended in the fracturing fluid and prop open the cracks created by the hydraulic fracturing process in the underground formation. The extremely high pressure required to stimulate wells in many of the regions in which we intend to operate presents a challenging environment for achieving a successfully fractured horizontal well. As a result, an important element of the services we provide to oil and natural gas producers is designing the optimum well completion, which includes determining the proper fluid, proppant and injection specifications to maximize production. We intend to focus on the most active shale and unconventional oil and natural gas plays in the United States.
We are currently party to a two-year take or pay contract with Antero to perform services in the Marcellus and Utica Shales in Ohio, West Virginia, New York and Pennsylvania. Antero Resources LLC (with its subsidiaries including Antero) is an oil and natural gas company engaged in the acquisition, development and production of unconventional natural gas properties primarily located in the Appalachian Basin in West Virginia and Pennsylvania and the Piceance Basin in Colorado. Our original contract with Antero includes minimum performance requirements related to the number of stages to be completed daily, monthly and quarterly. If Antero does not provide us with the minimum quarterly stages through no fault of ours, Antero will owe us an agreed upon rate of dedicated fracturing fleet charges ("DFFCs") per stage for any stages less than the minimum quarterly stages. We may expand our business to include other unconventional oil and natural gas formations, which may include certain areas of the Bakken Shale in North Dakota and Montana, the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas, the Permian Basin in western Texas and southeastern New Mexico, the Niobrara Shale in Colorado, Wyoming and Nebraska and the Granite Wash formation in Oklahoma.
Current Contracts
Original Antero Contract.  Our original contract with Antero provides for a 24-month service period commencing when services began on April 12, 2012. The contract is renewable for one additional year upon the mutual written consent of both parties. The contract includes minimum performance requirements related to the number of stages to be completed daily, monthly and quarterly.
If Antero requires more than the minimum agreed upon fracturing days per month, it will give us written notice thereof, and we will charge a per-stage price for such additional services at the same rate. We will operate on a 24-hour service schedule. We will be paid mobilization fees (based on mileage from the location of our fleet, charged at the initial stage of each job), as well as operating stage/well rates described in the contract and standby time rates under certain circumstances, DFFCs and agreed upon down-time rates per stage. If Antero does not provide us with the minimum quarterly stages through no fault of ours, Antero will owe us an agreed upon rate of DFFCs per stage for any stages less than the minimum quarterly stages. The contract also provides for force majeure payment rates and payments in the event a governmental body or regulatory agency issues a mandate that either makes it impossible for us to continue operations or causes an increase in our rate. Antero may terminate the contract on 60 days’ written notice, in which case it must pay us a lump sum payment of up to a maximum agreed upon amount within an agreed upon time. The contract also allows Antero to direct the stoppage of services on reasonable written notice to us, in which case it must pay us a standby time rate. The rates described in the contract are to be revised on an agreed upon schedule to reflect certain cost increases or decreases if the costs exceed an agreed upon percentage of start date costs.
Rider to Original Antero Contract. On June 5, 2012, we entered into the Rider. The Rider amends certain terms of our original contract with Antero. The Rider gives Antero, in its sole discretion, a right of first refusal to engage all or any portion of our second hydraulic fracturing fleet. Any work performed by our second hydraulic fracturing fleet will be governed under the terms of our original contract with Antero as modified by the Rider. In addition, the Rider modifies our original contract with Antero to discount all services performed by us for Antero (whether such services are performed under our original contract with Antero or in the future by our second hydraulic fracturing fleet) by ten percent. We believe that entering into the Rider strengthens our relationship with Antero and provides us with the opportunity to grow revenues by participating in Antero's expanding drilling program.
Although we have entered into a term contract for our first hydraulic fracturing fleet, we also have the flexibility to pursue spot market projects. Our agreements with Antero allow us to supplement monthly contract revenue by deploying equipment on short-term spot market jobs on those days when Antero does not require our services or is not entitled to our services. When providing these types of short-term services we will charge prevailing market prices per hour for spot market work. We may also charge fees for the set up and mobilization of equipment depending on the job. These fees and other charges vary depending on the equipment and personnel required for the job and the market conditions in the region in which the services are performed. We believe our ability to provide services in the spot market allows us to develop new customer relationships.
We may also source chemicals and proppants that are consumed during the fracturing process and charge our customers a fee for providing such materials. We may also charge our customers a handling fee for chemicals and proppants supplied by the customer. Such charges for materials will generally reflect the cost of the materials plus a markup and will be based on the actual quantity of materials used in the fracturing process.
How We Obtain Our Equipment
On November 9, 2011, we entered into an agreement with Stewart & Stevenson to purchase a hydraulic fracturing fleet to service our original contract with Antero. This is our initial hydraulic fracturing fleet and was manufactured to our specifications. This hydraulic fracturing fleet is equipped to perform all aspects of hydraulic fracturing operations, including acid stimulation, high-pressure pumping and pressure testing. The fleet includes twenty FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 hydraulic horsepower ("HHP") per pump, three MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, two data trailers, one chemical additive trailer and two CT-5CAS/HYD hydration units. Initial deliveries of our fracturing fleet began in February 2012 and were completed in April 2012.
We entered into agreements with Stewart & Stevenson and other vendors for the purchase of our second hydraulic fracturing fleet.  The fleet includes fourteen FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 HHP per pump, two MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, one data van and two CT-5CAS/HYD hydration units. Delivery of the equipment was completed in August 2012.

Our Challenges
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable. In addition, we believe that we are well positioned to capitalize on the current growth opportunities in the hydraulic fracturing market. However, we may be unable to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the "Risk Factors" section in our Registration Statement on Form S-4 (SEC Registration No. 333-184491) and the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" in this Quarterly Report for additional information about the risks we face.
Hydraulic Fracturing Legislation and Regulation. Congress has from time to time, including during the current session, considered legislation to provide for the federal regulation of hydraulic fracturing and to require public disclosure of the chemicals used in the fracturing process. If such current or any future legislation becomes law, it could establish an additional level of regulation that could lead to us experiencing operational delays or increased operating costs. The EPA promulgated rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Among other controls, the rules require operators to use “green completions” for hydraulic fracturing by January 1, 2015 (unless required earlier under a state or local law), meaning operators will have to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in shale formations, increase our and our customers’ costs of compliance and adversely affect the quality of the hydraulic fracturing services that we provide for our customers. Additionally, if hydraulic fracturing becomes further regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or if states or localities impose additional regulatory requirements, fracturing activities could become subject to additional permitting or regulatory requirements and also to permitting delays and potential costs increases all of which could adversely affect our business and results of operations.
Financing Future Growth. To date we have used the proceeds of the Unit Offering and the Sponsor Equity Investment to acquire two hydraulic fracturing fleets and to fund our operations. The successful execution of our business strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets and to maintain the equipment we have already purchased. If we are unable to generate sufficient cash flows from operations or obtain additional capital, we may be unable to sustain or increase our current level of growth in the future. There is no guarantee that we will be able to raise the additional capital that will be needed to grow our business on favorable terms or at all.
Outlook
The demand for hydraulic fracturing services increased significantly in recent years. We believe the following trends, among others, have led to increased demand for our services and have the potential to continue to support the growth of our business going forward:

•	Increased Drilling. Drilling has increased in unconventional resource basins, particularly liquids-rich formations, through the application of horizontal drilling and completion technologies.

•
Implementation of New Drilling Technologies. New horizontal drilling and completion technologies which use hydraulic fracturing to produce oil and natural gas from unconventional resources plays have been implemented across the United States.

•
Improvements to Fracturing Processes. Hydraulic fracturing utilization is greater due to increasingly longer laterals equating to a greater number of fracturing stages. Utilization has further increased due to new horizontal well completion techniques incorporating the use of sliding sleeves as opposed to more conventional "plug and perf" wireline techniques.

Results of Operations
Three Months Ended September 30, 2012

	Successor	Predecessor
	Three months	August 18, 2011
	ended	(inception) to
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Revenue	$21,445,664	$—
Costs and expenses:
Cost of services	16,343,133	—
Depreciation and amortization	2,134,227	—
Selling, general and administrative expenses	1,473,640	116,357
Other operating expenses	—	66,795
Income (loss) from operations	1,494,664	(183,152)
Interest expense, net	(6,738,261)	—
Loss before income taxes	(5,243,597)	(183,152)
Income tax expense	—	—
Net loss	$(5,243,597)	$(183,152)
Our operating activities for the three months ended September 30, 2012 consisted of the performance of services under our contract with Antero. During the period, we completed 200 stages for our customer and recognized revenues totaling $21.4 million. As further described in "Critical Accounting Policies and Estimates" below, with respect to our hydraulic fracturing services, we recognize revenue upon the completion of each stage. Cost of services totaled $16.3 million and were primarily for salaries and wages and operating materials and supplies. Depreciation and amortization totaled $2.1 million for the three months ended September 30, 2012 and was primarily for depreciation of our two fleets, which were placed into service in April and August 2012. Our selling, general and administrative expenses totaled $1.5 million and were primarily for salaries and wages and for professional fees incurred primarily in connection with the consent solicitation in August 2012. Interest expense for the period totaled $6.7 million and was due primarily to the interest expense accrued in conjunction with the Notes and the mandatorily redeemable Class A Units, and to the loss on extinguishment of debt in connection with the Second Contract Repurchase Offer in August 2012.
The operating activities of our predecessor for the period from August 18, 2011 to September 30, 2011, primarily consisted of start-up activities. Consequently, no revenues were earned during this period. Selling, general and administrative expenses for the period from August 18, 2011 to September 30, 2011 were $0.1 million and were primarily for unit-based compensation to officers, a director and a vendor, and various public relations expenses. Other operating expenses totaled less than $0.1 million and were mainly for unit-based compensation to an officer.

Period from February 21, 2012 (inception) to September 30, 2012

	Successor	Predecessor
	February 21, 2012	January 1, 2012
	(inception) to	to
	September 30, 2012	February 20, 2012
	(unaudited)	(unaudited)
Revenue	$30,605,258	$—
Costs and expenses:
Cost of services	27,344,483	—
Depreciation and amortization	3,619,089	—
Selling, general and administrative expenses	2,913,246	432,773
Other operating expenses	—	40,587
Loss from operations	(3,271,560)	(473,360)
Interest expense, net	(12,814,643)	—
Loss before income taxes	(16,086,203)	(473,360)
Income tax expense	—	—
Net loss	$(16,086,203)	$(473,360)
Our operating activities for the period from February 21, 2012 (inception) to September 30, 2012 consisted of overseeing the construction of our two hydraulic fracturing fleets, establishing a field office in West Virginia and the performance of services by our two fleets under our contract with Antero, which commenced in April 2012. During the period, we completed 272 stages and recognized revenues totaling $30.6 million. Cost of services totaled $27.3 million and were primarily for salaries and wages, operating materials and supplies, and various operating expenses associated with overseeing the construction of our two fleets and establishment of a field office. Depreciation and amortization totaled $3.6 million for the period from February 21, 2012 (inception) to September 30, 2012 and was primarily for depreciation of our two fleets, which were placed into service in April and August 2012. Our selling, general and administrative expenses totaled $2.9 million and were primarily for salaries and wages and professional fees. Interest expense totaled $12.8 million and was due primarily to the interest expense accrued in conjunction with the Notes and the mandatorily redeemable Class A Units, and to the loss on extinguishment of debt in connection with the Second Contract Repurchase Offer in August 2012.
The operating activities of our predecessor for the period from January 1, 2012 to February 20, 2012, primarily consisted of start-up activities, including ordering equipment and acquiring financing. Consequently, no revenues were earned during this period. For the period January 1, 2012 to February 20, 2012, USWS, Inc. recognized a loss from operations of approximately $0.5 million directly as a result of the expenses incurred. Selling, general and administrative expenses totaled $0.4 million for the period from January 1, 2012 to February 20, 2012 and were primarily for salaries and wages to officers and various professional fees.
Liquidity and Capital Resources
Our primary sources of liquidity are the proceeds we received from the Unit Offering and the Sponsor Equity Investment. Our primary uses of capital have been the acquisition of our two hydraulic fracturing fleets, newly hired operations labor, and selling, general and administrative expenses. We continually monitor potential sources of capital, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. As of September 30, 2012, we had a balance of cash and cash equivalents totaling approximately $6 million.
Our ability to meet our future liquidity requirements for satisfying our debt service obligations, funding operations and funding future capital expenditures will depend in large part on our future performance, some of which are subject to factors beyond our control. However, we believe that our cash on hand after capital spending, coupled with future cash flows from operating activities related to our two hydraulic fracturing fleets, are sufficient to fund ongoing operations and to meet our debt servicing obligations. We expect future cash flows from operating activities to improve as our original contract with Antero continues and we improve efficiencies regarding the number of stages completed, billed and collected. We also expect future gross margin to improve as we gain synergies from operating multiple fleets in the same region.
We have a total capital expenditure and repairs budget of approximately $71.4 million for 2012 which we plan to fund with the net proceeds we received from the Unit Offering, the Sponsor Equity Investment, and a capital lease and our anticipated cash flows from operations. As of September 30, 2012, we had expended a total of $65.4 million of our total capital expenditure and repairs budget for 2012. The remaining capital expenditure and repairs budget relates to estimated costs of normal repairs and maintenance of the two fleets during 2012.
Our capital budget may be adjusted as business conditions warrant. While we maintain some discretion related to our capital budget, the amount, timing and allocation of capital expenditures for 2012 will be subject to covenants under our indenture governing our notes and our agreements with Antero. However, if oil and natural gas prices decline or our costs increase significantly, we could defer a portion of our remaining budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We will routinely monitor our capital expenditures in response to changes in prices, availability of financing, drilling and equipment acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack thereof in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside of our control.
Capital Requirements
The energy services business is capital intensive, requiring significant investment to expand, upgrade and maintain equipment. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	Growth capital expenditures, such as those to acquire additional equipment and other assets or upgrade our existing equipment to grow our business; and

•	Maintenance capital expenditures, which are capital expenditures made to extend the useful life of our assets. There have been no maintenance capital expenditures to date.
Additionally, we continually monitor new advances in hydraulic fracturing equipment and down-hole technology as well as technologies that may complement our business, and opportunities to acquire additional equipment to meet our customers’ needs. Our ability to make any significant acquisition for cash would likely require us to obtain additional equity or debt financing, which may not be available to us on favorable terms or at all.
Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below:

February 21, 2012
(inception) to
September 30, 2012
(unaudited)
Cash flow provided by (used in):
Operating activities	$(13,853,678)
Investing activities	(65,428,256)
Financing activities	85,235,000
Change in cash and cash equivalents	$5,953,066
Cash Used by Operating Activities. Net cash used in operating activities was $13.9 million for the period February 21, 2012 (inception) through September 30, 2012 and was due primarily to our net loss, accounts receivable associated with increased activity performed in August and September 2012, the purchase of inventory, prepaid insurance premiums, partially offset by the accrued interest on the debt.
Cash Flows Used in Investing Activities. Net cash used in investing activities for the period was $65.4 million and was due to capital expenditures, primarily related to the acquisition of our two hydraulic fracturing fleets.
Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $85.2 million and was due primarily to the net proceeds received from the Unit Offering and the Sponsor Equity Investment, partially offset by the principal repayment as part of the Second Contract Repurchase Offer.
Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet arrangements other than the operating leases discussed in Note 11 - Commitments and Contingencies in notes to condensed consolidate financial statements.
Critical Accounting Policies and Estimates
The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting standards have developed. Accounting standards generally do not involve a selection among alternatives, but involve the implementation and interpretation of existing standards, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable standards on or before their adoption, and we believe the proper implementation and consistent application of the accounting standards are critical.
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Pursuant to the JOBS Act, we are reporting in accordance with certain reduced public company reporting requirements permitted by this act. As a result of this, our financial statements may not be comparable to companies that are not emerging growth companies or elect to avail themselves of this provision.
We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our consolidated financial statements.
Property and Equipment. Fixed asset additions are recorded at cost. Cost of units manufactured consists of products, components, labor and overhead. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. An allocable amount of interest on borrowings is capitalized for self-constructed assets and equipment during their construction period. Amounts spent for maintenance and repairs are charged against operations as incurred. Costs of fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets which range from two to seven years for service equipment. Leasehold improvements will be depreciated over the lesser of the estimated useful life of the improvement or the remaining lease term. Management is responsible for reviewing the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of assets. When making this assessment, the following factors are considered: current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.
Revenue Recognition. Revenues are recognized as services are completed and collectability is reasonably assured. With respect to our hydraulic fracturing services, we recognize revenue and invoice our customers upon the completion of each fracturing stage. We typically complete multiple fracturing stages per day during the course of a job.
Unit-Based Payments. We account for unit-based awards, consisting of restricted equity and equity options, issued to employees and non-employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. Accordingly, employee equity-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (or the vesting period in the case of restricted equity or equity options). Equity-based awards to non-employees are expensed over the period in which the related services are rendered. Assessing the fair value of restricted equity requires significant judgment and is a subjective assessment based on our discounted projected cash flows, the price of our units purchased by unrelated third parties and the equity value of comparable publicly traded oilfield service providers. The determination of the fair value of our equity options is estimated using the Black-Scholes option-pricing model which requires the use of highly subjective assumptions such as the estimated market value of our units, expected term of the award, expected volatility and the risk-free interest rate. We also need to apply significant judgment to estimate the forfeiture rate, which affects the amount of aggregate compensation that we are required to record as an expense. We estimate our forfeiture rate based on an analysis of our actual forfeitures, to the extent available, and will continue to evaluate the appropriateness of, and possible adjustments to, the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. We have had limited employee turnover to date, therefore quarterly changes in the estimated forfeiture rate will likely have a significant effect on reported equity-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher or lower than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease or increase to the equity-based compensation expense recognized in the financial statements. We continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our equity-based compensation on a prospective basis and incorporate these factors into our option-pricing model. Each of these inputs is subjective and generally requires significant management judgment. If, in the future, we determine that another method for calculating the fair value of our equity options is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our employee equity options could change significantly. Higher volatility and longer expected terms generally result in an increase to equity-based compensation expense determined at the date of grant.
Income Taxes. The Company is a limited liability company and is treated as a partnership for federal and certain state income tax purposes. No provision or benefit for federal or certain state income taxes is included in the financial statements of the Company because the results of operations are allocated to the members for inclusion in their income tax returns. In certain state jurisdictions the Company may be subject to income-based taxes. In such instances, the Company accounts for them using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The financial statements have been prepared in accordance with U.S. GAAP which may differ from the accounting practices that will be used in the members’ tax returns.
Recently Issued Accounting Pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a material impact on our consolidated results of operations, balance sheet or cash flows.
New Accounting Pronouncements. As an “emerging growth company” under the JOBS Act, we have elected to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks including credit risk, interest rate risk and commodity price risk. The principal market risk to which we are exposed is the risk related to increases in the prices of fuel and raw materials consumed in performing our services. We do not engage in commodity price hedging activities. To a lesser extent, we are also exposed to risks related to interest rate fluctuations.
Credit Risk. We monitor our exposure to counterparties on service contracts and the collectability of our accounts receivable, primarily by reviewing our counterparties' credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty's creditworthiness. Antero is our primary customer to date. Our current customers are, and our future customers will be, engaged in the oil and natural gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our current customers and any future customers may be similarly affected by changes in economic and industry conditions.
Interest Rate Risk. Our exposure to changes in interest rates relates primarily to our long-term debt obligations. We may be exposed to changes in interest rates as a result of any future indebtedness. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure. The Notes issued as part of the Unit Offering, like all fixed rate securities, will be subject to interest rate risk and will likely fall in value if market interest rates increase.
Commodity Price Risk. Our fuel and material purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as fracturing sand, fracturing chemicals and fluid supplies. Our fuel costs consist primarily of diesel fuel used by our various tractors and other motorized equipment. The prices for fuel and the materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We, along with two of our officers, Jeffrey McPherson and Edward Self III, are co-defendants in an action styled Calfrac Well Services Ltd. and Calfrac Well Services Corp. v. Edward S. Self, Jeffrey D. McPherson, Robert C. Kurtz, Charles Johnson and U.S. Well Services, Inc. d/b/a U.S. Well Services LLC, Civil Action No. 12-1260, in the United States District Court for the Western District of Pennsylvania. Calfrac Well Services Ltd. and Calfrac Well Services Corp. (collectively, “Calfrac”) filed the complaint against us on August 30, 2012 for injunctive and other relief. Calfrac alleges that while employees at Calfrac, Messrs. Self and McPherson, along with certain other individuals, formed U.S. Well Services, Inc., our predecessor, in order to compete with Calfrac. The complaint alleges that the defendants conspired to steal Calfrac's trade secrets, proprietary business and confidential information, customers and employees, and all information that was generated directly or indirectly from Messrs. Self's, McPherson's, Kurtz's and Johnson's association with Calfrac, in order to help set up the new company for their own benefit. As employees of Calfrac, Messrs. Self and McPherson each entered into confidentiality agreements, which Calfrac alleges that they breached by copying confidential information residing on Calfrac's computers and information technology systems, in connection with forming our predecessor. Calfrac seeks to enjoin each of the defendants from soliciting or communicating with certain clients and employees of Calfrac, as well as from using or disclosing certain information of Calfrac. Calfrac further seeks actual and compensatory damages in connection with its allegations of breaches of contract and certain duties by Messrs. Self, McPherson, Kurtz and Johnson. We intend to vigorously defend this action.
ITEM 1A. RISK FACTORS
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our Registration Statement on Form S-4 (SEC Registration No. 333-184491). Except as set forth below, there have been no material changes to the risk factors disclosed in the Registration Statement on Form S-4 (SEC Registration No. 333-184491) during the quarter ended September 30, 2012.
The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could subject us to damage awards or we could be enjoined from pursuing certain activities, which may harm our business, overall financial condition and operating results.
We are one of the defendants in a litigation matter with Calfrac described in Part II. Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q. This and any other future litigation may divert management's attention and our resources that would otherwise be used to benefit our operations. Although we intend to contest the lawsuit vigorously, we cannot assure you that the results of the litigation will be favorable to us. The injunctive relief requested by Calfrac in this litigation, if awarded by the court, could adversely impact the revenue we derive from our sole customer, Antero. An adverse resolution of the lawsuit or others in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise harm our business, overall financial condition and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITITES AND USE OF PREOCEEDS
The Indenture governing the 14.50% Senior Secured Notes Due 2017 limits the payment of dividends by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit
Number        Description of Document

10.1
Agreement of Kenneth I. Sill dated September 19, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.2
Series D Unit Agreement of Kenneth I. Sill dated September 19, 2012 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

31.1*        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES

U.S. Well Services, LLC, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. WELL SERVICES, LLC

Date:	December 10, 2012	By:	/s/ Brian Stewart
Brian Stewart
President and Chief Executive Officer

		By:	/s/ Kenneth I. Sill
Kenneth I. Sill
Chief Financial Officer