Form 10-Q
period 2013-03-31
U.S. Well Services, LLC
filed 2013-05-10
CIK 1543450

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this Quarterly Report, including the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,612,767	$11,811,715
Restricted cash	166,210	166,205
Accounts receivable	19,245,383	8,010,321
Inventory	2,928,838	3,355,213
Prepaids and other current assets	3,079,669	1,154,672
Total current assets	34,032,867	24,498,126
Property and equipment, net	59,300,373	61,780,627
Deferred financing costs	4,463,768	4,723,049
TOTAL ASSETS	$97,797,008	$91,001,802

LIABILITIES & MEMBERS' EQUITY
Current liabilities:
Accounts payable	$7,824,173	$3,290,358
Accrued liabilities	3,210,393	1,859,152
Accrued interest	1,249,737	3,657,984
Short-term note payable	1,748,721	—
Current portion of long-term debt	465,689	415,070
Total current liabilities	14,498,713	9,222,564
Long-Term Debt	65,437,936	65,484,582
Redeemable Series A Units, 600,000 units authorized, issued and outstanding	29,994,000	29,994,000
Accrued interest, non-current	4,506,205	3,461,260
TOTAL LIABILITIES	114,436,854	108,162,406
Commitments and Contingencies
MEMBERS' EQUITY:
Members' interest	807,575	768,324
Accumulated deficit	(17,447,421)	(17,928,928)
Total Members' Equity	(16,639,846)	(17,160,604)
TOTAL LIABILITIES & MEMBERS' EQUITY	$97,797,008	$91,001,802

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor		Predecessor
	Three Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	March 31, 2013	March 31, 2012	February 20, 2012
Revenue	$35,756,978	$—	$—
Costs and expenses:
Cost of services	27,531,714	689,595	—
Depreciation and amortization	2,700,820	9,772	—
Selling, general and administrative expenses	1,399,544	705,997	432,773
Other operating expenses	—	—	40,587
Income (loss) from operations	4,124,900	(1,405,364)	(473,360)
Interest expense, net	(3,798,839)	(1,768,246)	—
Other income	155,446	—	—
Income (loss) before income taxes	481,507	(3,173,610)	(473,360)
Income tax expense	—	—	—
Net income (loss)	$481,507	$(3,173,610)	$(473,360)

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Three Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	March 31, 2013	March 31, 2012	February 20, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$481,507	$(3,173,610)	$(473,360)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,700,820	9,772	—
Bond discount amortization	79,164	29,893	—
Deferred financing costs amortization	282,663	103,089	—
Unit-based compensation expense	39,251	213,675	—
Changes in assets and liabilities:
Accounts receivable	(11,235,062)	—	—
Inventory	426,375	(1,105,191)	—
Prepaids and other current assets	(1,924,997)	(3,382,236)	—
Accounts payable	4,523,168	26,498	—
Accrued liabilities	1,339,241	232,970	473,360
Accrued interest	(1,363,302)	1,757,624	—
Net cash used in operating activities	(4,651,172)	(5,287,516)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(197,919)	(37,218,861)	—
Net cash used in investing activities	(197,919)	(37,218,861)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	1,748,721	2,023,019	—
Proceeds from issuance of long-term debt	—	80,287,200	—
Repayments of long-term debt	(75,191)		—
Proceeds from issuance of Series A Units	—	29,994,000	—
Proceeds from issuance of Series B and Series C Units	—	6,000	—
Deferred financing costs	(23,382)	(3,546,180)	—
Restricted cash	(5)	(37,658,500)	—
Net cash provided by financing activities	1,650,143	71,105,539	—

Net increase (decrease) in cash and cash equivalents	(3,198,948)	28,599,162	—
Cash and cash equivalents, beginning of period	11,811,715	—	—
Cash and cash equivalents, end of period	$8,612,767	$28,599,162	$—

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Successor		Predecessor
	Three Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	March 31, 2013	March 31, 2012	February 20, 2012
Supplemental cash flow disclosure:
Interest paid	$4,979,211	$—	$—
Non-cash investing and financing activities:
Bond units exchanged for debt placement services	$—	$3,964,800	$—
Value of convertible bond warrants issued	$—	$1,165,500	$—
Discount on notes payable	$—	$1,913,500	$—
Short-term liabilities assumed from USWS, Inc	$—	$684,570	$—
Accrued and unpaid capital expenditures	$22,647	$69,732	$—

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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
The predecessor to the Company was U.S. Well Services, Inc. (“USWS, Inc.”) which was incorporated in Delaware on August 18, 2011. The Company was capitalized via a contribution by USWS, Inc. of substantially all of the assets and contracts of USWS, Inc. in exchange for 167,500 of the Company’s Series C Units (the “Restructuring”). Contemporaneously with the formation of the Company, ORB Investments, LLC, a Louisiana limited liability company (“ORB”), made a $30 million equity investment in the Company (the “Sponsor Equity Investment”), in exchange for 600,000 of the Company’s Series A Units and 600,000 of the Company’s Series B Units. In addition, concurrently with the formation of the Company, USW Financing Corp. ("USW Finance") was formed as a wholly-owned finance subsidiary of the Company for the purpose of acting as a co-obligor for an offering of 85,000 units with each unit consisting of $1,000 principal amount of 14.50% Senior Secured Notes due 2017 and a warrant to purchase the Company’s Series B Units (the “Unit Offering”).
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

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, USW Finance. All significant intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. These unaudited consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
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

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Level 2–inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3–inputs are unobservable for the asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2013:
Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.
14.5% Senior Secured Notes due 2017. The fair value of the notes is estimated using level 2 inputs by obtaining from the broker the quoted price as of March 31, 2013. The carrying value of these notes as of March 31, 2013 was $68.4 million, and the fair value was $68.2 million (99.75% of carrying value).
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
During the three months ended March 31, 2013, Antero accounted for approximately 84.8% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues for the three months ended March 31, 2013.
Receivables outstanding from Antero were approximately 71.0% of our total accounts receivable as of March 31, 2013. Two other customers accounted for approximately 14.5% and 14.4% of our total accounts receivable as of March 31, 2013.
Recently Issued Accounting Pronouncements
We do not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, balance sheet or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Estimated Useful Lives	March 31, 2013	December 31, 2012
Fracturing equipment	7 years	$63,525,439	$63,491,282
Light duty vehicles	5 years	1,636,792	1,512,144
Furniture and fixtures	5 years	84,435	84,435
IT equipment	3 years	209,955	192,061
Auxiliary equipment	2 years	2,413,275	2,404,156
Leasehold improvements	Term of lease	442,240	407,492
		68,312,136	68,091,570
Less: accumulated depreciation and amortization		(9,011,763)	(6,310,943)
Property and equipment, net		$59,300,373	$61,780,627

Depreciation and amortization expense for the three months ended March 31, 2013 was $2,700,820. Depreciation and amortization expense for the period February 21, 2012 (inception) through March 31, 2012 was $9,772. The Company capitalized interest of $122,360 during the period February 21, 2012 (inception) through March 31, 2012. The Company did not capitalize any interest during the three months ended March 31, 2013.

NOTE 5 – SHORT-TERM NOTE PAYABLE
On March 15, 2013, the Company obtained insurance for its general liability, workers' compensation, umbrella, auto and pollution coverage needs. The Company made an initial down payment and entered into a premium finance agreement with a credit finance institution to pay the remainder of the premiums. The aggregate amount of the premiums financed is $1,748,721 at an interest rate of 3.9%. Under the terms of the agreement, the Company has agreed to pay 9 equal monthly payments of

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

$197,473 beginning April 15, 2013 through maturity on December 15, 2013. As of March 31, 2013, the note has a balance of $1,748,721.

NOTE 6 – LONG TERM DEBT
Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Senior Secured Notes	$68,414,660	$68,414,660
Equipment financing agreement	1,698,316	1,773,507
Less current maturities of long-term debt	(465,689)	(415,070)
Unamortized discount on Senior Secured Notes	(1,709,351)	(1,788,515)
Treasury bonds	(2,500,000)	(2,500,000)
Total long-term debt	$65,437,936	$65,484,582
Senior Secured Notes. As of March 31, 2013, we had outstanding $68.4 million aggregate principal amount of 14.50% Senior Secured Notes (the “Notes”). The Notes will mature on February 15, 2017. The Notes have a fixed annual interest rate of 14.50% on the principal amount which is due semi-annually, on February 15 and August 15 of each year. Accrued interest on the Notes was $1,240,016 at March 31, 2013.
Our sole subsidiary, USW Finance, is a co-issuer of the Notes. The Notes may be fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our current and future domestic subsidiaries, other than subsidiaries designated as unrestricted subsidiaries. None of our future foreign subsidiaries will guarantee the Notes. The Notes and any future guarantees are subject to a lien on substantially all of our and our future subsidiaries' assets, subject to certain exceptions. If and when we incur permitted first lien indebtedness, the liens on the assets securing the Notes and any future guarantees will likely be contractually subordinated and junior to liens securing such permitted first lien indebtedness pursuant to an intercreditor agreement. The indenture governing the Notes restricts us and our restricted subsidiaries from making certain payments, including dividends and intercompany loans or advances.
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
Equipment financing agreement. On July 30, 2012, the Company entered into a security agreement with a financing institution for the purchase of certain fracturing equipment. The aggregate principal amount of the financing agreement is $1,951,610 and bears effective interest at 6.5%. Under the terms of the agreement, the Company is required to pay 48 equal monthly payments of $46,386, including interest, beginning September 13, 2012 through maturity on September 13, 2016. As of March 31, 2013, the financing agreement had a balance of $1,698,316, of which $465,689 is due within one year.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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
The Series A Units have an optional redemption feature whereas, subject to the prior approval of ORB, the Company retains the option to redeem all or any portion of the Series A Units at any time in exchange for payment of an amount that provides each Series A Unit holder with an internal rate of return of 13% on their capital contribution with respect to their Series A Units.
Because of the mandatory redemption features of the Series A Units which unconditionally obligate the Company to provide each holder with an internal rate of return of 13% on their investment, regardless of the triggering events, the units demonstrate characteristics of debt and therefore are accounted for as a long-term liability.
At March 31, 2013, the mandatorily redeemable Series A Units totaling $29,994,000 are reported as a long-term liability on the balance sheet with accrued interest in the amount of $4,506,205. The maximum amount the Company could be required to pay to redeem the units on the mandatory redemption date of February 17, 2017 includes the face value of the units of $29,994,000 and interest to be accrued of $26,213,401.

NOTE 8 – MEMBERS’ INTEREST
The Company’s equity consists of four classes of membership interests, each designated with its own series of units. Series A Units are the Company’s preferred equity and Series B, C and D units represent the Company’s common equity. See Note 7 - Redeemable Series A Units for further discussion of Series A Units. The Series B, C and D Units are equal in most respects, except that the Series B Units have anti-dilution protections and pre-emptive rights that the Series C and D Units do not have. Additionally, the Series B Units have more limited transfer restrictions than the Series C and D Units have. The Series D Units constitute profits interests, and are granted to certain officers and employees of the Company as performance incentives. See Note 9 - Unit-Based Compensation for further discussion of the Series D Units.
As of March 31, 2013 and December 31, 2012, there were 630,000 Series B Units, 192,500 Series C Units, and 27,500 Series D Units issued and outstanding.
In conjunction with the Unit Offering, the Note holders received 85,000 warrants that entitle each holder to receive 1.7647 Series B Units at an exercise price of $0.01 per unit, representing approximately 150,000 Series B Units in aggregate or 15% of the Company’s common equity interests. The warrants became exercisable after they separated from the Notes on April 21, 2012 and will expire on February 21, 2019. As of March 31, 2013, none of these warrants had been exercised.

NOTE 9 – UNIT‑BASED COMPENSATION
During the three months ended March 31, 2013, we recognized unit-based compensation expense totaling $39,251, which was included in selling, general and administrative expenses. During the period from February 21, 2012 to March 31, 2012, we recognized unit-based compensation expense totaling $213,675, of which $77,700 was included in cost of services and $135,975 was included in selling, general and administrative expenses.
As of March 31, 2013, the total unrecognized compensation cost related to unvested awards was approximately $364,532, which is expected to be recognized over a weighted-average period of 1.33 years.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 10 – EMPLOYEE BENEFIT PLAN
On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. We match 100% of employee contributions up to 6% of the employee’s salary, subject to a vesting schedule of 20% each year after the second year and 100% after six years. Our matching contributions were $25,469 for the period from March 1, 2013 to March 31, 2013.

NOTE 11 – RELATED PARTY TRANSACTIONS
In connection with the Unit Offering on February 21, 2012, a placement fee of $1,000,000 was paid to the Layton Corporation with the proceeds of the Unit Offering. The Layton Corporation is controlled by a shareholder of USWS, Inc. Also in connection with the Restructuring, the Company assumed $684,570 in short-term liabilities from USWS, Inc. recorded in members’ equity as a non-cash distribution to a member.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
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
Sand Purchase Agreement
On November 9, 2012, we entered into an agreement with a supplier to purchase sand for use in our hydraulic fracturing operations. The agreement is effective on November 1, 2012 for a term of two years, subject to renewal options. Under the terms of this agreement, we are required to purchase from this supplier a quarterly minimum quantity of sand at a fixed price, amounting to approximately $1.1 million per quarter. In the event we fail to purchase any portion of sand required to be purchased on a quarterly basis, we are required to make payments to the supplier for amounts not taken, up to the contractual minimum and subject to the terms of the agreement. For the three months ended March 31, 2013, the total amount purchased under the agreement was $5.9 million. We do not believe that non-performance on our part would have a material impact on our financial position, cash flows or results of operations.

NOTE 13 – SUBSEQUENT EVENTS
Offering of Additional Notes
On April 10, 2013, the Company completed an offering of $12.0 million in aggregate principal amount of 14.50% Senior Secured Notes due 2017 (the “Additional Notes”). The Additional Notes constitute part of the same class as our existing Notes for all purposes under the indenture governing the Notes (the "Indenture"), although the Additional Notes will be issued under a different CUSIP number than the existing Notes until the Additional Notes are no longer restricted under the Securities Act of 1933, as amended (the "Securities Act"). The Additional Notes were made to institutional accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S. The net proceeds from the offering of Additional Notes were used to acquire a third hydraulic fracturing fleet. See Note 13 - Equipment Purchase Commitments for further discussion of the third hydraulic fleet.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Equipment Purchase Commitments
In April 2013, we entered into agreements with various vendors for the purchase of a third hydraulic fracturing fleet. The total cost of the third hydraulic fracturing fleet is expected to be approximately $18.9 million. As of April 30, 2013, we had paid approximately $10.2 million towards purchases for our third fleet. Initial delivery of the equipment occurred on May 1, 2013, and delivery of the remaining equipment is expected to be completed before the end of May 2013.
In April 2013, we entered into an agreement with a vendor for the purchase of additional fracturing equipment, amounting to approximately $8.6 million. We made an initial down payment of $1.7 million for the equipment on April 11, 2013. Delivery of the equipment is expected to be completed in July 2013.
Line of Credit
On May 9, 2013, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. as lender. The Credit Agreement provides for a revolving credit facility of up to $7.5 million, with a sublimit for the issuance of letters of credit in an aggregate amount of up to $1.0 million. The purpose of the Credit Agreement is to provide financing for working capital and general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We believe our hydraulic fracturing fleets are reliable and high performing fleets with the capability to meet the most demanding pressure and flow rate requirements in the field. Our management team has extensive industry experience providing completion services to exploration and production companies. We intend to focus on the most active shale and unconventional oil and natural gas plays in the United States.
We are Delaware limited liability company. Our principal executive offices are located at 770 South Post Oak Lane, Suite 405, Houston, Texas 77056 and our main telephone number is (832) 562-3730.
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
If Antero requires more than the minimum agreed upon fracturing days per quarter, it will give us written notice thereof, and we will charge a per-stage price for such additional services at the same rate. We will operate on a 24-hour service schedule. We will be paid mobilization fees (based on mileage from the location of our fleet, charged at the initial stage of each job), as well as operating stage/well rates described in the contract and standby time rates under certain circumstances, dedicated fracturing fleet charges ("DFFCs"), and agreed upon down-time rates per stage. If Antero does not provide us with the minimum quarterly stages through no fault of ours, Antero will owe us an agreed upon rate of DFFCs per stage for any stages less than the minimum quarterly stages. The contract also provides for force majeure payment rates and payments in the event a governmental body or regulatory agency issues a mandate that either makes it impossible for us to continue operations or causes an increase in our rate. Antero may terminate the contract on 60 days’ written notice, in which case it must pay us a lump sum payment of up to a maximum agreed upon amount within an agreed upon time. The contract also allows Antero to direct the stoppage of services on reasonable written notice to us, in which case it must pay us a standby time rate. The rates described in the contract are to be revised on an agreed upon schedule to reflect certain cost increases or decreases if the costs exceed an agreed upon percentage of start date costs.
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
How We Obtain Our Equipment
On November 9, 2011, we entered into an agreement with Stewart & Stevenson, LLC ("Stewart & Stevenson") to purchase a hydraulic fracturing fleet to service our original contract with Antero. This is our initial hydraulic fracturing fleet and was manufactured to our specifications. This hydraulic fracturing fleet is equipped to perform all aspects of hydraulic fracturing operations, including acid stimulation, high-pressure pumping and pressure testing. The fleet includes twenty FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 hydraulic horsepower ("HHP") per pump, three MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, two data trailers, one chemical additive trailer and two CT-5CAS/HYD hydration units. Initial deliveries of our fracturing fleet began in February 2012 and were completed in April 2012.
In July and August 2012, we entered into agreements with Stewart & Stevenson and other vendors for the purchase of our second hydraulic fracturing fleet.  The fleet includes fourteen FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 HHP per pump, two MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, one data van and two CT-5CAS/HYD hydration units. Delivery of the equipment was completed in August 2012.
In April 2013, we entered into agreements with NRG Manufacturing and other vendors for the purchase of a third hydraulic fracturing fleet. The fleet includes twelve F-2500 Trailer-Mounted Fracturing Units with Quintuplex Pumps with 2,500 brake horsepower ("BHP") per pump, two Trailer Mounted 130bpm Fracturing Blenders, one data van, and one CT 250bbl hydration unit. Initial delivery of the equipment occurred on May 1, 2013, and delivery of the remaining equipment is expected to be completed before the end of May 2013.
In April 2013, we entered into an agreement with Stewart & Stevenson for the purchase of additional fracturing equipment.  The fracturing equipment includes seven FT-2251Q Trailer Mounted Fracturing Units with Quintuplex Pumps with 2,250 BHP per pump, and one MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems. Delivery of the equipment is expected to be completed in July 2013.
Challenges
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable. In addition, we believe that we are well positioned to capitalize on the current growth opportunities in the hydraulic fracturing market. However, we may be unable to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2012 and the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" in this Quarterly Report for additional information about the risks we face.
Hydraulic Fracturing Legislation and Regulation. Congress has from time to time, including during the current session, considered legislation to provide for the federal regulation of hydraulic fracturing and to require public disclosure of the chemicals used in the fracturing process. If such current or any future legislation becomes law, it could establish an additional level of regulation that could lead to us experiencing operational delays or increased operating costs. The United States Environmental Protection Agency (the "EPA") promulgated rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Among other controls, the rules require operators to use “green completions” for hydraulic fracturing by January 1, 2015 (unless required earlier under a state or local law), meaning operators will have to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in shale formations, increase our and our customers’ costs of compliance and adversely affect the quality of the hydraulic fracturing services that we provide for our customers. Additionally, if hydraulic fracturing becomes further regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or if states or localities impose additional regulatory requirements, fracturing activities could become subject to additional permitting or regulatory requirements and also to permitting delays and potential costs increases all of which could adversely affect our business and results of operations.
Financing Future Growth. To date, we have used the proceeds of the Unit Offering, the Sponsor Equity Investment, and the offering of Additional Notes to acquire three hydraulic fracturing fleets and to fund our operations. The successful execution of our business strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets and to maintain the equipment we have already purchased. If we are unable to generate sufficient cash flows from operations or obtain additional capital, we may be unable to sustain or increase our current level of growth in the future. There is no guarantee that we will be able to raise the additional capital that will be needed to grow our business on favorable terms or at all.
Outlook
While the demand for hydraulic fracturing services has increased significantly in recent years, the pressure pumping market currently has excess capacity. We believe the following trends, among others, will lead to increased demand for our services and have the potential to continue to support the growth of our business going forward:

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

•
Increase in Natural Gas Prices. The recent increase in natural gas prices, and subsequent upturn in drilling permits increase the likelihood that demand for our fracturing services will increase as 2013 progresses.

Results of Operations
Three Months Ended March 31, 2013

	Successor		Predecessor
	Three months	February 21, 2012	January 1, 2012
	ended	(inception) to	to
	March 31, 2013	March 31, 2012	February 20, 2012
	(unaudited)	(unaudited)	(unaudited)
Revenue	$35,756,978	$—	$—
Costs and expenses:
Cost of services	27,531,714	689,595	—
Depreciation and amortization	2,700,820	9,772	—
Selling, general and administrative expenses	1,399,544	705,997	432,773
Other operating expenses	—	—	40,587
Income (loss) from operations	4,124,900	(1,405,364)	(473,360)
Interest expense, net	(3,798,839)	(1,768,246)	—
Other income	155,446	—	—
Income (loss) before income taxes	481,507	(3,173,610)	(473,360)
Income tax expense	—	—	—
Net income (loss)	$481,507	$(3,173,610)	$(473,360)

During the three months ended March 31, 2013, we completed 355 fracturing stages and recognized revenues totaling $35.8 million. With respect to our hydraulic fracturing services, we recognize revenue upon the completion of each stage. Cost of services totaled $27.5 million and were primarily for the cost of proppant and chemicals used in the fracturing process, salaries and wages, repairs and maintenance, and various operating expenses. Depreciation and amortization totaled $2.7 million for the three months ended March 31, 2013 and was primarily for depreciation of our two fleets. Our selling, general and administrative expenses totaled $1.4 million and were primarily for salaries and wages and for professional fees. Interest expense for the period totaled $3.8 million and was due primarily to the interest expense accrued in conjunction with the Notes and the mandatorily redeemable Class A Units.
Our operating activities for the period from February 21, 2012 (inception) to March 31, 2012 consisted of overseeing the construction of our initial hydraulic fracturing fleet, establishing a field office in West Virginia, and hiring additional personnel. Consequently, we had no revenues during the period. For the period February 21, 2012 (inception) through March 31, 2012, we recognized a loss from operations of approximately $1.4 million directly as a result of the expenses incurred. Our costs of services for the same period totaled $0.7 million and were primarily for salaries & wages, and various operating expenses associated with overseeing the construction of the fleet and establishing the field office. Our selling, general and administrative expenses totaled $0.7 million for the period February 21, 2012 (inception) through March 31, 2012 and were primarily for salaries and wages, and professional fees that were associated with the Unit Offering. Our interest expense totaled $1.8 million and was due primarily to the interest expense accrued in conjunction with the Notes and the mandatorily redeemable Class A Units offset by the interest amounts capitalized for the period February 21, 2012 (inception) through March 31, 2012.
The operating activities of our predecessor for the period from January 1, 2012 to February 20, 2012, primarily consisted of start-up activities. Consequently, no revenues were earned during this period. Selling, general and administrative expenses for the period from January 1, 2012 to February 20, 2012 were $0.4 million and were primarily for salaries and wages to officers and various professional fees.
Liquidity and Capital Resources
Our primary sources of liquidity were the proceeds we received in February 2012 from the Unit Offering, the Sponsor Equity Investment, the proceeds we received in April 2013 for the offering of Additional Notes, and cash flows generated from operations. Our primary uses of capital have been the acquisition of our three hydraulic fracturing fleets, working capital requirements, and interest payments. We continually monitor potential sources of capital, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. As of March 31, 2013, we had a balance of cash and cash equivalents totaling approximately $8.6 million.
Our ability to meet our future liquidity requirements for satisfying our debt service obligations, funding operations and funding future capital expenditures will depend in large part on our future performance, some of which are subject to factors beyond our control. However, we believe that our cash on hand after capital spending, coupled with future cash flows from operating activities related to our three hydraulic fracturing fleets, are sufficient to fund ongoing operations and to meet our debt servicing obligations. We expect future cash flows from operating activities to improve as our original contract with Antero continues, as we gain new customers, and as we improve efficiencies regarding the number of stages completed, billed and collected. We also expect future gross margin to improve as we gain synergies from operating multiple fleets in the same region.
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

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Successor		Predecessor
	Three months	February 21, 2012	January 1, 2012
	ended	(inception) to	to
	March 31, 2013	March 31, 2012	February 20, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flow provided by (used in):
Operating activities	$(4,651,172)	$(5,287,516)	$—
Investing activities	(197,919)	(37,218,861)	—
Financing activities	1,650,143	71,105,539	—
Change in cash and cash equivalents	$(3,198,948)	$28,599,162	$—
Cash Used by Operating Activities. Net cash used in operating activities was $4.7 million for the three months ended March 31, 2013 and was due primarily to the interest payment on the Notes, prepaid insurance premiums, and the increase in accounts receivable, partially offset by increase in accounts payable corresponding to increased activity.
Net cash used by operating activities was $5.3 million for the period February 21, 2012 (inception) through March 31, 2012 and was due primarily to the initial net loss from development stage activities, the purchase of inventory, prepaid insurance premiums and deposits associated with our equipment purchases, partially offset by the accrued interest on the debt.
Cash Flows Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 was $0.2 million and was due to capital expenditures.
Net cash used in investing activities was $37.2 million for the period February 21, 2012 (inception) through March 31, 2012 and was due primarily to the capital expenditures related to the acquisition of our initial hydraulic fracturing fleet.
Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $1.7 million and was due primarily to proceeds from issuance of a note payable to finance insurance premiums.
Net cash provided by financing activities was $71.1 million for the period February 21, 2012 through March 31, 2012 and was due primarily to the net proceeds received from the Unit Offering and the Sponsor Equity Investment, partially offset by the restricted cash held in escrow for the future purchase of additional property and equipment.
Off-Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet arrangements other than the operating leases discussed in Note 11 - Commitments and Contingencies in the notes to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
Critical Accounting Policies and Estimates
The discussion of Critical Accounting Policies and Estimates is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in the critical accounting policies and estimates since year-end.

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
Interest Rate Risk. Our exposure to changes in interest rates relates primarily to our long-term debt obligations. We may be exposed to changes in interest rates as a result of any future indebtedness. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure. The Notes issued as part of the Unit Offering, and the Additional Notes, like all fixed rate securities, will be subject to interest rate risk and will likely fall in value if market interest rates increase.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as set forth below, there have been no material changes to the risk factors disclosed in the 2012 Annual Report on Form 10-K during the quarter ended March 31, 2013.
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and other indebtedness.
As of March 31, 2013, as adjusted for the issuance and sale of the Additional Notes, which closed on April 10, 2013, we had approximately $80.4 million in outstanding indebtedness. Our substantial indebtedness could have important consequences for you and significant effects on our business. For example, it could:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Issuance and Sale of Senior Notes
On April 10, 2013, we and our wholly owned subsidiary, USW Finance, completed the issuance and sale of $12.0 million in aggregate principal amount of 14.50% Senior Secured Notes due 2017 (the “Additional Notes”). We issued the Additional Notes as additional notes under the Indenture. The Additional Notes are guaranteed by each of our current and future subsidiaries (the “Guarantors”), other than certain subsidiaries specified in the Indenture. The Additional Notes have not been registered under the Securities Act, or applicable state securities laws, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. The Additional Notes were offered only to “institutional accredited investors” within the meaning of Rule 501(a)(1), (2), (3) or (7) of

Regulation D under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act.
Interest on the Additional Notes will accrue from and including February 15, 2013 at an annual rate of 14.50%. Interest on the Additional Notes is payable in cash semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The Additional Notes will mature on February 15, 2017. The Additional Notes will be our senior secured obligations and will rank equally in right of payment with all of our and the Guarantors' existing and future senior indebtedness. The Additional Notes will (i) rank senior to all of our and the Guarantors' existing and future subordinated indebtedness, (ii) be effectively senior to all of our and the Guarantors' existing and future unsecured indebtedness to the extent of the value of the collateral securing the Additional Notes, (iii) be effectively subordinated to any of our and the Guarantors' indebtedness that is secured by a first-priority lien on the collateral securing the Additional Notes to the extent of the value of the collateral securing such indebtedness, and (iv) be structurally junior to all existing and future indebtedness and other liabilities of each of our subsidiaries that do not guarantee the Additional Notes.
The Indenture contains customary restrictions on our activities, including covenants that limit our and our restricted subsidiaries' ability to:

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
These restrictions are subject to a number of important qualifications and exceptions.
Upon an Event of Default (as defined in the Indenture), other than an Event of Default arising from certain events of bankruptcy and insolvency, the Trustee (as defined in the Indenture) or the holders of at least 25% in principal amount of the then outstanding Notes may declare all notes to be due and payable immediately.
We may at our option, redeem some or all of the Notes at any time on or after (i) February 15, 2015 until February 14, 2016, at a redemption price equal to 107.250% of the principal amount thereof, plus accrued and unpaid interest, and (ii) until February 16, 2016, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and the Applicable Premium (as defined in the Indenture).
On any one or more occasions prior to February 15, 2015, we, at our option, may redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture with proceeds of one or more qualified equity offerings at a redemption price of 110% of the aggregate principal amount, plus accrued and unpaid interest, provided that:

•
at least 65% of the original principal amount of the notes issued under the Indenture (including the Notes and any other Additional Notes (as defined in the Indenture)) remains outstanding after each such redemption; and

•	the redemption occurs within 90 days after the closing of any such qualified equity offering.
We may, redeem some or all of the Notes at any time on or prior to February 15, 2015, subject to certain notice requirements, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
If we experience certain kinds of changes of control, holders of the Notes will be entitled to require us to purchase all or a portion of the Notes at 101% of their principal amount, plus accrued and unpaid interest.
Within 45 days after March 31 or September 30 for which our cash and cash equivalents is greater than $12.1 million, we will be required to offer to repurchase the Notes at an offer price equal to 100% of their principal amount, plus accrued and unpaid interest and additional interest to the date of repurchase.

We will use the net proceeds from the sale of the Notes to acquire a third hydraulic fracturing fleet, consisting of fracturing pumps and associated heavy equipment from various vendors.
Waiver and Consent
In connection with the issuance and sale of the Additional Notes, we received the consent from the holders of a majority of the aggregate principal amount of the Notes as of April 9, 2013 to waive any past or existing events of default under the Indenture or the Notes with respect to or that may result from the issuance and sale of the Additional Notes by us, including specifically, but not limited to, the covenant contained in Section 4.09(a) of the Indenture, pursuant to which we are not permitted to, directly or indirectly, create, incur, issue, assume, guarantee or otherwise become directly or indirectly liable, contingently or otherwise, with respect to any Indebtedness (as defined in the Indenture), unless the Fixed Charge Coverage Ratio (as defined in the Indenture) for us and the Guarantors on a consolidated basis on the day immediately preceding the date on which such additional debt is incurred would have been at least 2.0 to 1.0 determined on a pro forma basis (including a pro forma application of the Net Proceeds (as defined in the Indenture) therefrom), as if the additional Indebtedness had been incurred at the beginning of the applicable calculation period pursuant to the definition of Fixed Charge Coverage Ratio.
Registration Rights Agreement
On April 10, 2013, we entered into a Registration Rights Agreement with the purchasers of the Additional Notes, pursuant to which we agreed to use our commercially reasonable efforts to (i) file with the SEC a registration statement on an appropriate form under the Securities Act (the “Exchange Offer Registration Statement”) relating to a registered exchange offer for the Additional Notes under the Securities Act, (ii) cause the Exchange Offer Registration Statement to be declared effective under the Securities Act and (iii) complete the exchange offer within 270 days following April 10, 2013. If we fail to comply with certain obligations under the Registration Rights Agreement, we will be required to pay certain additional interest to the holders of the Additional Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

U.S. Well Services, LLC, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. WELL SERVICES, LLC

Date:	May 10, 2013	By:	/s/ Brian Stewart
Brian Stewart
President and Chief Executive Officer

		By:	/s/ Kenneth I. Sill
Kenneth I. Sill
Chief Financial Officer