Form 10-Q
period 2013-06-30
U.S. Well Services, LLC
filed 2013-08-12
CIK 1543450

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this Quarterly Report on Form 10-Q, including the following:

•	our limited operating history;

•	concentration of our customer base;

•	our ability to renew our existing customer contracts and enter into additional service contracts;

•	fulfillment of our existing customer contracts;

•	our ability to obtain raw materials and specialized equipment;

•	dependence on the spending levels and drilling activity of the onshore oil and natural gas industry;

•	the availability of water;

•	our ability to maintain pricing;

•	competition within the oilfield services industry;

•	the cyclical nature of the oil and natural gas industry;

•	changes in customer ownership or management;

•	delays in obtaining required permits;

•	our ability to raise additional capital to fund future capital expenditures;

•	increased vulnerability to adverse economic conditions due to our levels of indebtedness;

•	technological developments or enhancements affecting us or our competitors;

•	asset impairment and other charges;

•	the potential for excess capacity in the oil and natural gas industry;

•	our identifying, making and integrating acquisitions;

•	the loss of key executives;

•	potential conflicts of interest faced by our managers, sponsors and members;

•	the control of our sponsor over voting and management;

•	our ability to employ skilled and qualified workers;

•	work stoppages or other labor disputes;

•	hazards and environmental risks inherent to the oil and natural gas industry;

•	inadequacy of insurance coverage for certain losses or liabilities;

•	product liability, personal injury, property damage and other claims against us;

•	laws and regulations affecting the oil and natural gas industry;

•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;

•	future legislative and regulatory developments;

•	federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	changes in trucking regulations;

•	changing demand for oil and natural gas due to conservation measures;

•	the effects of climate change or severe weather;

•	terrorist attacks and armed conflict;

•	additional obligations and increased costs associated with being a reporting company;

•	evaluations of internal controls required by Sarbanes-Oxley;

•	the status of available exemptions for emerging growth companies under the JOBS Act; and

•	the risks described elsewhere in our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we become aware after the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,694,126	$11,811,715
Restricted cash	155,284	166,205
Accounts receivable	17,487,642	8,010,321
Inventory	3,617,573	3,355,213
Prepaids and other current assets	2,651,217	1,154,672
Total current assets	30,605,842	24,498,126
Property and equipment, net	77,617,134	61,780,627
Deferred financing costs	4,975,401	4,723,049
TOTAL ASSETS	$113,198,377	$91,001,802

LIABILITIES & MEMBERS' EQUITY
Current liabilities:
Accounts payable	$6,559,254	$3,290,358
Accrued liabilities	2,763,306	1,859,152
Accrued interest	4,383,109	3,657,984
Short-term note payable	1,171,604	—
Current portion of long-term debt	395,210	415,070
Revolving credit facility	1,381,566	—
Total current liabilities	16,654,049	9,222,564
Long-Term Debt	77,250,339	65,484,582
Redeemable Series A Units, 600,000 units authorized, issued and outstanding	29,994,000	29,994,000
Accrued interest, non-current	5,611,103	3,461,260
TOTAL LIABILITIES	129,509,491	108,162,406
Commitments and Contingencies
MEMBERS' EQUITY:
Members' interest	846,825	768,324
Accumulated deficit	(17,157,939)	(17,928,928)
Total Members' Equity	(16,311,114)	(17,160,604)
TOTAL LIABILITIES & MEMBERS' EQUITY	$113,198,377	$91,001,802

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor
	Three Months Ended
	June 30,
	2013	2012
Revenue	$39,296,318	$9,159,594
Costs and expenses:
Cost of services	28,194,009	10,311,755
Depreciation and amortization	3,018,654	1,475,090
Selling, general and administrative expenses	3,508,677	733,609
Income (loss) from operations	4,574,978	(3,360,860)
Interest expense, net	(4,357,930)	(4,308,136)
Other income	72,434	—
Income (loss) before income taxes	289,482	(7,668,996)
Income tax expense	—	—
Net income (loss)	$289,482	$(7,668,996)

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor		Predecessor
	Six months Ended	February 21, 2012	January 1, 2012
	June 30,	(inception) to	to
	2013	June 30, 2012	February 20, 2012
Revenue	$75,053,296	$9,159,594	$—
Costs and expenses:
Cost of services	55,725,723	11,001,350	—
Depreciation and amortization	5,719,474	1,484,862	—
Selling, general and administrative expenses	4,908,221	1,439,606	432,773
Other operating expenses	—	—	40,587
Income (loss) from operations	8,699,878	(4,766,224)	(473,360)
Interest expense, net	(8,156,769)	(6,076,382)	—
Other income	227,880		—
Income (loss) before income taxes	770,989	(10,842,606)	(473,360)
Income tax expense	—	—	—
Net income (loss)	$770,989	$(10,842,606)	$(473,360)

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Six Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	June 30, 2013	June 30, 2012	February 20, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$770,989	$(10,842,606)	$(473,360)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	5,719,474	1,484,862	—
Bond discount amortization	171,420	87,748	—
Deferred financing costs amortization	609,767	347,831	—
Unit-based compensation expense	78,501	216,924	—
Changes in assets and liabilities:
Accounts receivable	(9,477,321)	(4,749,340)	—
Inventory	(262,360)	(3,866,843)	—
Prepaids and other current assets	(1,496,545)	(2,318,200)	—
Accounts payable	3,020,853	4,242,370	—
Accrued liabilities	904,154	417,066	473,360
Accrued interest	2,874,968	5,824,510	—
Net cash provided by (used) in operating activities	2,913,900	(9,155,678)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,307,938)	(45,746,643)	—
Net cash used in investing activities	(21,307,938)	(45,746,643)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	1,381,566	—
Proceeds from issuance of note payable	1,748,721	2,023,019	—
Repayments of note payable	(577,117)	(606,905)
Proceeds from issuance of long-term debt	11,769,600	80,287,200	—
Repayments of long-term debt	(195,123)	—	—
Proceeds from issuance of Series A Units	—	29,994,000	—
Proceeds from issuance of Series B and Series C Units	—	6,325	—
Deferred financing costs	(862,119)	(3,620,267)	—
Restricted cash	10,921	(37,655,045)	—
Net cash provided by financing activities	13,276,449	70,428,327	—

Net increase (decrease) in cash and cash equivalents	(5,117,589)	15,526,006	—
Cash and cash equivalents, beginning of period	11,811,715	—	—
Cash and cash equivalents, end of period	$6,694,126	$15,526,006	$—

U.S. WELL SERVICES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Successor		Predecessor
	Six Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	June 30, 2013	June 30, 2012	February 20, 2012
Supplemental cash flow disclosure:
Interest paid	$5,022,735	$14,535	$—
Non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$248,043	$590,597	$—
Bond units exchanged for debt placement services	$—	$3,964,800	$—
Value of convertible bond warrants issued	$—	$1,165,500	$—
Discount on notes payable	$—	$1,913,500	$—
Short-term liabilities assumed from USWS, Inc	$—	$684,570	$—

See accompanying notes to condensed consolidated financial statements.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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
The predecessor to the Company was U.S. Well Services, Inc. (“USWS, Inc.”), which was incorporated in Delaware on August 18, 2011. The Company was capitalized via a contribution by USWS, Inc. of substantially all of the assets and contracts of USWS, Inc. in exchange for 167,500 of the Company’s Series C Units (the “Restructuring”). Contemporaneously with the formation of the Company, ORB Investments, LLC, a Louisiana limited liability company (“ORB”), made a $30 million equity investment in the Company (the “Sponsor Equity Investment”), in exchange for 600,000 of the Company’s Series A Units and 600,000 of the Company’s Series B Units. In addition, concurrently with the formation of the Company, USW Financing Corp. ("USW Finance") was formed as a wholly-owned finance subsidiary of the Company for the purpose of acting as a co-obligor for an offering of 85,000 units with each unit consisting of $1,000 principal amount of 14.50% Senior Secured Notes due 2017 (the "Original Notes") and a warrant to purchase the Company’s Series B Units (the “Unit Offering”).
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
June 30, 2013
(Unaudited)

Level 2–inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3–inputs are unobservable for the asset or liability.
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2013:
Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.
14.5% Senior Secured Notes due 2017. The fair value of the notes is estimated using level 2 inputs by obtaining from the broker the quoted price as of June 30, 2013. The carrying value of these notes as of June 30, 2013 was $80.4 million, and the fair value was $79.6 million (99.0% of carrying value).
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
During the three months ended June 30, 2013 and 2012, Antero accounted for approximately 81.8% and 98.2%, respectively, of our consolidated revenues. One other customer accounted for 18.0% of the consolidated revenues during the quarter ended June 30, 2013. No customer other than Antero accounted for more than 10% of our consolidated revenues during the three months ended June 30, 2012.
Antero accounted for approximately 83.2% and 98.2% of our consolidated revenues for the six months ended June 30, 2013 and 2012, respectively. No customer other than Antero accounted for more than 10% of our consolidated revenues during the six months ended June 30, 2013 and the period from February 21, 2012 (inception) through June 30, 2012.
Receivables outstanding from Antero were approximately 68.3% of our total accounts receivable as of June 30, 2013. One other customer accounted for approximately 31.2% of our total accounts receivable as of June 30, 2013.
Recently Issued Accounting Pronouncements
We do not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, balance sheet or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Estimated Useful Lives	June 30, 2013	December 31, 2012
Fracturing equipment	7 years	$81,832,286	$63,491,282
Light duty vehicles	5 years	1,798,207	1,512,144
Furniture and fixtures	5 years	110,518	84,435
IT equipment	3 years	271,041	192,061
Auxiliary equipment	2 years	3,382,923	2,404,156
Leasehold improvements	Term of lease	467,567	407,492
Non-refundable deposits on equipment		1,785,009	—
		89,647,551	68,091,570
Less: accumulated depreciation and amortization		(12,030,417)	(6,310,943)
Property and equipment, net		$77,617,134	$61,780,627

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $3,018,654 and $1,475,090, respectively. Depreciation and amortization expense for the six months ended June 30, 2013 was $5,719,474. Depreciation and amortization expense for the period February 21, 2012 (inception) through June 30, 2012 was $1,484,862.

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

The Company capitalized interest of $75,837 for the three months ended June 30, 2012 and $198,197 for the period February 21, 2012 (inception) through June 30, 2012. The Company did not capitalize any interest during the six months ended June 30, 2013.

NOTE 5 – SHORT-TERM NOTE PAYABLE
On March 15, 2013, the Company obtained insurance for its general liability, workers' compensation, umbrella, auto and pollution coverage needs. The Company made an initial down payment and entered into a premium finance agreement with a credit finance institution to pay the remainder of the premiums. The aggregate amount of the premiums financed is $1,748,721 at an interest rate of 3.9%. Under the terms of the agreement, the Company has agreed to pay 9 equal monthly payments of $197,473 beginning April 15, 2013 through maturity on December 15, 2013. As of June 30, 2013, the note had a balance of $1,171,604.

NOTE 6 – REVOLVING CREDIT FACILITY
On May 9, 2013, we entered into a Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) pursuant to which the Lender agreed to extend credit to us in the form of a revolving credit facility up to $7.5 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for the issuance of letters of credit in an aggregate amount of up to $1.0 million.
The Lender will make revolving loans (“Loans”) by way of Fixed Rate LIBOR Loans and Variable Rate LIBOR Loans to the Company in aggregate amounts outstanding at any time not to exceed an amount (the “Borrowing Base”) that is the lesser of (i) $7.5 million less the sum of (A) the aggregate undrawn amount of all outstanding letters of credit, and (B) the aggregate amount of outstanding reimbursement obligations with respect to letters of credit which remain unreimbursed or which have not been paid through a Loan, or (ii) an amount equal to the result of: (A) the lesser of (y) 85% (less the amount, if any, of the Dilution Reserve (as defined in the Credit Agreement), if applicable) of the amount of Eligible Accounts (as defined in the Credit Agreement), and (z) $7.5 million, minus (B)$500,000, as such amount may be adjusted by the Lender from time to time, in its sole discretion, minus (C) the aggregate amount of Reserves (as defined in the Credit Agreement), if any, established by the Lender in its Permitted Discretion (as defined in the Credit Agreement). Loans may be repaid by the Company and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement.
The interest rate per annum on the Revolving Credit Facility is equal to (i) at our option, (A) the daily three month LIBOR with respect to Variable Rate LIBOR loans, which interest rate shall change whenever daily three month LIBOR changes, or (B) LIBOR for the specified interest period with respect to Fixed Rate LIBOR loans, and (ii) the applicable margin. The applicable margin is determined as one percentage point when the Interest Rate is based on the Prime Rate, or three percentage points with respect to Fixed Rate LIBOR loans or Variable Rate LIBOR loans.
The Credit Agreement contains financial covenants, which require us to:

•     maintain a fixed charge coverage ratio, measured monthly on a trailing twelve-month basis at the end of each month, commencing no later than the month ended May 31, 2014, of not less than 1.0:1.0.
•     maintain (i) liquidity of at least $5 million, (ii) gross availability of at least $1 million, and (iii) cash plus availability of at least $1 million, in each case, at all times during the period commencing on August 1, 2013, through and including the date upon which the Company has maintained a fixed charge coverage ratio of not less than 1.0:1.0 for two consecutive calendar months. After the Company has maintained a fixed charge coverage ratio of not less than 1.0:1.0 for two consecutive calendar months, the Lender shall not test the covenants set forth in Section 8.1(b) of the Credit Agreement regarding maintenance of liquidity, gross availability and cash plus availability.

All obligations of the Company under the Credit Agreement are secured by a continuing security interest in all of the Company's right, title, and interest in and to substantially all of the Company's assets.
All of the Company's obligations outstanding under the Credit Agreement shall be payable in full on the earliest of (i) May 9, 2017, or (ii) ninety days prior to the maturity date of the Company's 14.50% Senior Secured Notes due 2017, or (iii) ninety days prior to the maturity date of the Company's Series A Units (the earliest of these dates set forth in items (i), (ii), and (iii), the “Maturity Date”), or (iv) the date the Company terminates the Revolving Credit Facility, or (v) the date the Revolving Credit Facility terminates pursuant to the Credit Agreement following an Event of Default (the earliest of these dates set forth in items (i)-(v), the “Termination Date”).

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

As of June 30, 2013, we had borrowings of $1.4 million outstanding under the Revolving Credit Facility, leaving $5.6 million of available borrowing capacity under our current Borrowing Base. The weighted average interest rate on the outstanding borrowings under the Revolving Credit Facility was 3.4% for the three months ended June 30, 2013.

NOTE 7 – LONG TERM DEBT
Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Senior Secured Notes	$80,414,660	$68,414,660
Equipment financing agreement	1,578,384	1,773,507
Less current maturities of long-term debt	(395,210)	(415,070)
Unamortized discount on Senior Secured Notes	(1,847,495)	(1,788,515)
Treasury bonds	(2,500,000)	(2,500,000)
Total long-term debt	$77,250,339	$65,484,582
Senior Secured Notes. On April 10, 2013, the Company completed an offering of $12.0 million in aggregate principal amount of 14.50% Senior Secured Notes due 2017 (the "Additional Notes" and together with the Original Notes, the "Notes"), the net proceeds of which were used to acquire a third hydraulic fracturing fleet. We issued the Additional Notes as additional notes under the Indenture dated February 21, 2012 (the “Base Indenture”), by and among us, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, as supplemented by that First Supplemental Indenture dated as of July 16, 2012 (the “First Supplemental Indenture”), and as further supplemented by that Second Supplemental Indenture dated as of April 10, 2013 (the “Second Supplemental Indenture” and, together with the Base Indenture and the First Supplemental Indenture, the “Indenture”). On February 21, 2012, we issued $85.0 million aggregate principal amount of the Original Notes under the Base Indenture. In August 2012, we repurchased and retired $21,066,046 aggregate principal amount of the Original Notes and made our first interest payment on the Original Notes by increasing the principal amount of the outstanding notes by $4,480,706. In November 2012, we repurchased but did not retire $2.5 million aggregate principal amount of the Original Notes. As of June 30, 2013, we had outstanding $80.4 million aggregate principal amount of the Notes. The Notes will mature on February 15, 2017. The Notes have a fixed annual interest rate of 14.50% on the principal amount which is due semi-annually, on February 15 and August 15 of each year. Accrued interest on the Notes was $4,372,547 at June 30, 2013.
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

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Equipment financing agreement. On July 30, 2012, the Company entered into a security agreement with a financing institution for the purchase of certain fracturing equipment. The aggregate principal amount of the financing agreement is $1,951,610 and bears effective interest at 6.5%. Under the terms of the agreement, the Company is required to pay 48 equal monthly payments of $46,386, including interest, beginning September 13, 2012 through maturity on September 13, 2016. As of June 30, 2013, the financing agreement had a balance of $1,578,384, of which $395,210 is due within one year.

NOTE 8 - REDEEMABLE SERIES A UNITS
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
At June 30, 2013, the mandatorily redeemable Series A Units totaling $29,994,000 are reported as a long-term liability on the balance sheet with accrued interest in the amount of $5,611,103. The maximum amount the Company could be required to pay to redeem the units on the mandatory redemption date of February 17, 2017 includes the face value of the units of $29,994,000 and interest to be accrued of $26,213,401.

NOTE 9 – MEMBERS’ INTEREST
The Company’s equity consists of four classes of membership interests, each designated with its own series of units. Series A Units are the Company’s preferred equity and Series B, C and D Units represent the Company’s common equity. See Note 8 - Redeemable Series A Units for further discussion of Series A Units. The Series B, C and D Units are equal in most respects, except that the Series B Units have anti-dilution protections and pre-emptive rights that the Series C and D Units generally do not have. Series D Units granted to certain officers have anti-dilution protections. Additionally, the Series B Units have more limited transfer restrictions than the Series C and D Units have. The Series D Units constitute profits interests, and are granted to certain officers and employees of the Company as performance incentives. See Note 10 - Unit-Based Compensation for further discussion of the Series D Units.
As of June 30, 2013 and December 31, 2012, there were 630,000 Series B Units, 192,500 Series C Units, and 27,500 Series D Units issued and outstanding.
In conjunction with the Unit Offering, the Note holders received 85,000 warrants that entitle each holder to receive 1.7647 Series B Units at an exercise price of $0.01 per unit, representing approximately 150,000 Series B Units in aggregate or 15% of the Company’s common equity interests. The holders of the warrants have anti-dilution protections. The warrants became exercisable after they separated from the Notes on April 21, 2012 and will expire on February 21, 2019. As of June 30, 2013, none of these warrants had been exercised.

NOTE 10 – UNIT‑BASED COMPENSATION
During the three months ended June 30, 2013 and 2012, we recognized unit-based compensation expense totaling $39,251 and $3,249, respectively, which were included in selling, general and administrative expenses. During the six months ended June

U.S. WELL SERVICES, LLC
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

30, 2013, we recognized unit-based compensation expense totaling $78,502, which was included in selling, general and administrative expenses. For the period from February 21, 2012 to June 30, 2012, we recognized unit-based compensation expense totaling $216,924, of which $77,700 was included in cost of services and $139,224 was included in selling, general and administrative expenses.
As of June 30, 2013, the total unrecognized compensation cost related to unvested awards was approximately $325,281, which is expected to be recognized over a weighted-average period of 1.08 years.

NOTE 11 – EMPLOYEE BENEFIT PLAN
On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. We match 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. Our matching contributions were $124,377 and $149,846 for the three months ended and six months ended June 30, 2013, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
In August 2012, the Company, together with certain of its officers, became co-defendants in an action filed by Calfrac Well Services, Ltd. and Calfrac Well Services Corp. (collectively, "Calfrac") alleging conspiracy to steal Calfrac's trade secrets, proprietary business and confidential information, customers and employees and other information for the purpose of setting up the Company's predecessor. Further, Calfrac sought actual and compensatory damages in connection with allegations of breach of contract and certain duties by certain of the Company's officers. On June 28, 2013, the Company entered into a settlement agreement and mutual release with Calfrac. The Company recorded a loss relating to the settlement during the second quarter of 2013.
Sand Purchase Agreement
On November 9, 2012, we entered into an agreement with a supplier to purchase sand for use in our hydraulic fracturing operations. The agreement is effective on November 1, 2012 for a term of two years, subject to renewal options. Under the terms of this agreement, we are required to purchase from this supplier a quarterly minimum quantity of sand at a fixed price, amounting to approximately $1.1 million per quarter. In the event we fail to purchase any portion of sand required to be purchased on a quarterly basis, we are required to make payments to the supplier for amounts not taken, up to the contractual minimum and subject to the terms of the agreement. For the three months ended and six months ended June 30, 2013, the total amount purchased under the agreement was $2.7 million and $8.6 million. We do not believe that non-performance on our part would have a material impact on our financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are Delaware limited liability company. Our corporate office is located at 770 South Post Oak Lane, Suite 405, Houston, Texas 77056 and our main telephone number is (832) 562-3730.
We began operations under a take or pay contract, our original contract, with Antero, for a 24-month service period commencing on April 12, 2012. Prior to beginning operations in the second quarter of 2012, the Company was in the development stage. We currently perform services in the Marcellus and Utica Shales in Ohio, West Virginia, New York and Pennsylvania. We are also evaluating opportunities with existing and new customers to expand our operations into new areas throughout North America, which may include the Bakken Shale in North Dakota and Montana, the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas, and other formations in Texas, New Mexico, Colorado, Wyoming, Nebraska, Oklahoma and Canada.
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
Rider to Original Antero Contract. On June 5, 2012, we entered into Rider No. 1 to Contract to Provide Dedicated Fleet(s) for Fracturing Services with Antero (the "Rider"). The Rider amends certain terms of our original contract with Antero. The Rider gives Antero, in its sole discretion, a right of first refusal to engage all or any portion of our second hydraulic fracturing fleet at negotiated rates. In addition, the Rider modifies our original contract with Antero to discount all services performed by us for Antero (whether such services are performed under our original contract with Antero or in the future by our second hydraulic fracturing fleet) by ten percent. We believe that entering into the Rider strengthened our relationship with Antero and provides us with the opportunity to grow revenues by participating in Antero's expanding drilling program.

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
How We Obtain Our Equipment
On November 9, 2011, we entered into an agreement with a vendor to purchase a hydraulic fracturing fleet to service our original contract with Antero. This is our initial hydraulic fracturing fleet and was manufactured to our specifications. This hydraulic fracturing fleet is equipped to perform all aspects of hydraulic fracturing operations, including acid stimulation, high-pressure pumping and pressure testing. The fleet includes twenty FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 hydraulic horsepower ("HHP") per pump, three MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, two data trailers, one chemical additive trailer and two CT-5CAS/HYD hydration units. Initial deliveries of our first fracturing fleet began in February 2012 and were completed in April 2012.
In July and August 2012, we entered into agreements with various vendors for the purchase of our second hydraulic fracturing fleet.  The fleet includes fourteen FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 HHP per pump, two MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, one data van and two CT-5CAS/HYD hydration units. Delivery of the equipment was completed in August 2012.
In April 2013, we entered into agreements with various vendors for the purchase of a third hydraulic fracturing fleet. The fleet includes twelve F-2500 Trailer-Mounted Fracturing Units with Quintuplex Pumps with 2,500 brake horsepower ("BHP") per pump, two Trailer Mounted 130bpm Fracturing Blenders, one data van, and one CT 250bbl hydration unit. Delivery of the equipment was completed in May 2013.
In April 2013, we entered into an agreement with a vendor for the purchase of additional fracturing equipment.  The fracturing equipment includes seven FT-2251Q Trailer Mounted Fracturing Units with Quintuplex Pumps with 2,250 BHP per pump, and one MT-132 Trailer Mounted 130bpm Fracturing Blender with AccuFrac System. Delivery of the equipment is expected to be completed in September 2013.
Challenges
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable. In addition, we believe that we are well positioned to capitalize on the current growth opportunities in the hydraulic fracturing market. However, we may be unable to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2012 and the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" in this Quarterly Report on Form 10-Q for additional information about the risks we face.
Hydraulic Fracturing Legislation and Regulation. Congress has from time to time, including during the current session, considered legislation to provide for the federal regulation of hydraulic fracturing and to require public disclosure of the chemicals used in the fracturing process. If such current or any future legislation becomes law, it could establish an additional level of regulation that could lead to us experiencing operational delays or increased operating costs. The United States Environmental Protection Agency (the "EPA") promulgated rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Among other controls, the rules require operators to use “green completions” for hydraulic fracturing by January 1, 2015 (unless required earlier under a state or local law), meaning operators will have to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in shale formations, increase our and our customers’ costs of compliance and adversely affect the quality of the hydraulic fracturing services that we provide for our customers. Additionally, if hydraulic fracturing becomes further regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or if states or localities impose additional regulatory requirements, fracturing activities could become subject to additional permitting or regulatory requirements and also to permitting delays and potential cost increases, all of which could adversely affect our business and results of operations.
Financing Future Growth. To date, we have used the proceeds of the Unit Offering, the Sponsor Equity Investment, the offering of Additional Notes, the Revolving Credit Facility, and cash flows generated from operations to acquire three hydraulic fracturing fleets and to fund our operations. The successful execution of our business strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets and to maintain the equipment we have already purchased. If we are unable to generate sufficient cash flows from operations or obtain additional capital, we may be unable to sustain or increase our current level of growth in the future. There is no guarantee that we will be able to raise the additional capital that will be needed to grow our business on favorable terms or at all.
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

Results of Operations
Three Months Ended June 30, 2013

	Three months ended
	June 30,
	2013	2012
	(unaudited)	(unaudited)
Revenue	$39,296,318	$9,159,594
Costs and expenses:
Cost of services	28,194,009	10,311,755
Depreciation and amortization	3,018,654	1,475,090
Selling, general and administrative expenses	3,508,677	733,609
Income (loss) from operations	4,574,978	(3,360,860)
Interest expense, net	(4,357,930)	(4,308,136)
Other income	72,434	—
Income (loss) before income taxes	289,482	(7,668,996)
Income tax expense	—	—
Net income (loss)	$289,482	$(7,668,996)
Revenues for the three months ended June 30, 2013 increased $30.1 million, or 329.0%, to $39.3 million from $9.2 million for the three months ended June 30, 2012, due mainly to three hydraulic fracturing fleets being operational in the second quarter of 2013 as compared to only one fleet in the second quarter of 2012.
Cost of services increased $17.9 million, or 173.4%, to $28.2 million for the three months ended June 30, 2013 compared to $10.3 million for the three months ended June 30, 2012. The increase was a direct result of increase hydraulic fracturing activity.

Depreciation and amortization totaled $3.0 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012. The $1.5 million, or 104.6%, increase is mainly due to depreciation for three fleets in the second quarter 2013 compared to only one fleet in the second quarter 2012.
Our selling, general and administrative expenses increased $2.8 million, or 378.3%, to $3.5 million during the three months ended June 30, 2013 from $0.7 million during the three months ended June 30, 2012. The increase was primarily due to professional fees and settlement of litigation. Litigation related fees, expenses and settlement costs were $2.5 million for the three months ended June 30, 2013.
Interest expense for the second quarter 2013 totaled $4.4 million compared to $4.3 million for the second quarter 2012. Interest expense primarily relates to interest accrued in conjunction with the Notes and the mandatorily redeemable Class A Units.
Six Months Ended June 30, 2013

	Successor		Predecessor
	Six months	February 21, 2012	January 1, 2012
	ended	(inception) to	to
	June 30, 2013	June 30, 2012	February 20, 2012
	(unaudited)	(unaudited)	(unaudited)
Revenue	$75,053,296	$9,159,594	$—
Costs and expenses:
Cost of services	55,725,723	11,001,350	—
Depreciation and amortization	5,719,474	1,484,862	—
Selling, general and administrative expenses	4,908,221	1,439,606	432,773
Other operating expenses	—	—	40,587
Income (loss) from operations	8,699,878	(4,766,224)	(473,360)
Interest expense, net	(8,156,769)	(6,076,382)	—
Other income	227,880	—	—
Income (loss) before income taxes	770,989	(10,842,606)	(473,360)
Income tax expense	—	—	—
Net income (loss)	$770,989	$(10,842,606)	$(473,360)
Revenues increased $65.9 million, or 719.4%, to $75.1 million for the six months ended June 30, 2013 from $9.2 million for the period from February 21, 2012 (inception) to June 30, 2012. The increase is mainly due to increased hydraulic fracturing activity with three fleets being operational beginning May 2013, as compared to only one fleet in service during the period from February 21, 2012 to June 30, 2012.
Cost of services for the six months ended June 30, 2013 increased $44.7 million, or 406.5% , to $55.7 million from $11.0 million for the period from February 21, 2012 (inception) to June 30, 2012. The increase was a direct result of increased hydraulic fracturing activity.
Depreciation and amortization increased $4.2 million, or 285.2%, to $5.7 million for the six months ended June 30, 2013 from $1.5 million for the period from February 21, 2012 (inception) to June 30, 2012. The increase is mainly due to depreciation for three fleets beginning May 2013 compared to only one fleet for the period from February 21, 2012 to June 30, 2012.
Selling, general and administrative expenses increased $3.5 million, or 240.9%, to $4.9 million during the six months ended June 30, 2013 from $1.4 million during the period from February 21, 2012 (inception) to June 30, 2012. The increase was primarily due to higher salaries and wages, professional fees and settlement of litigation. Litigation related fees, expenses and settlement costs were $2.9 million for the six months ended June 30, 2013.
Interest expense for the six months ended June 30, 2013 increased $2.1 million, or 34.2%, to $8.2 million from $6.1 million for the period from February 21, 2012 (inception) to June 30, 2012. The increase is mainly due to increased debt balance with the issuance of $12.0 million in aggregate principal amount of Notes in April 2013, and due to shorter interest accrual period from February 21, 2012 to June 30, 2012.
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
Liquidity and Capital Resources
Our primary sources of liquidity were the proceeds we received in February 2012 from the Unit Offering, the Sponsor Equity Investment, the proceeds we received in April 2013 for the offering of Additional Notes, the Revolving Credit Facility, and cash flows generated from operations. Our primary uses of capital have been the acquisition of our three hydraulic fracturing fleets, working capital requirements, and interest payments. We continually monitor potential sources of capital, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. As of June 30, 2013, we had a balance of cash and cash equivalents totaling approximately $6.7 million.
Our ability to meet our future liquidity requirements for satisfying our debt service obligations, funding operations and funding future capital expenditures will depend in large part on our future performance, some of which are subject to factors beyond our control. However, we believe that our cash on hand, our available borrowing capacity from our Revolving Credit Facility, and future cash flows from operating activities related to our three hydraulic fracturing fleets, are sufficient to fund ongoing operations and to meet our debt servicing obligations. We expect future cash flows from operating activities to improve as our original contract with Antero continues, as we gain new customers, and as we improve efficiencies regarding the number of stages completed, billed and collected. We also expect future gross margin to improve as we gain synergies from operating multiple fleets in the same region.
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
Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Successor		Predecessor
	Six months	February 21, 2012	January 1, 2012
	ended	(inception) to	to
	June 30, 2013	June 30, 2012	February 20, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flow provided by (used in):
Operating activities	$2,913,900	$(9,155,678)	$—
Investing activities	(21,307,938)	(45,746,643)	—
Financing activities	13,276,449	70,428,327	—
Change in cash and cash equivalents	$(5,117,589)	$15,526,006	$—
Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2013 compared to operating cash outflows of $9.2 million for the period February 21, 2012 (inception) through June 30, 2012. The increase was due primarily to improved operating activity, as a result of three fleets being operational by the end of the second quarter of 2013, as compared to only one fleet in service during the period from February 21, 2012 to June 30, 2012.
Cash Flows Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 was $21.3 million and was mainly due to the acquisition of the third hydraulic fracturing fleet. Investing cash outflows for the period from February 21, 2012 (inception) through June 30, 2012 was $45.7 million, which mainly relates to the acquisition of the initial fleet and non-refundable deposits for the purchase of the second fleet.

Cash Flows Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013 was $13.3 million and was due primarily to proceeds from the issuance of Additional Notes in April 2013 and borrowings from the Revolving Credit Facility.
Net cash provided by financing activities was $70.4 million for the period February 21, 2012 (inception) through June 30, 2012 and was due primarily to the net proceeds received from the Unit Offering and the Sponsor Equity Investment, partially offset by the restricted cash held in escrow for the future purchase of additional property and equipment.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had no off-balance sheet arrangements other than the operating leases discussed in Note 11 - Commitments and Contingencies in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Interest Rate Risk. Our exposure to changes in interest rates relates primarily to our long-term debt obligations. We may be exposed to changes in interest rates as a result of any future indebtedness. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure. The Original Notes issued as part of the Unit Offering, the Additional Notes, and Fixed Rate LIBOR Loans on our Revolving Credit Facility, like all fixed rate securities, will be subject to interest rate risk and will likely fall in value if market interest rates increase.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In August 2012, we, along with certain of our officers, became co-defendants in an action styled Calfrac Well Services Ltd. and Calfrac Well Services Corp. v. Edward S. Self, Jeffrey D. McPherson, Robert C. Kurtz, Charles Johnson and U.S. Well Services, Inc. d/b/a U.S. Well Services LLC, Civil Action No. 12-1260, in the United States District Court for the Western District of Pennsylvania. Calfrac Well Services Ltd. and Calfrac Well Services Corp. (collectively, “Calfrac”) alleged conspiracy to steal Calfrac's trade secrets, proprietary business and confidential information, customers and employees and other information for the purpose of setting up our predecessor. Further, Calfrac sought actual and compensatory damages in connection with its allegations of breach of contract and certain duties by certain of our officers. On June 28, 2013, we entered into a settlement agreement and mutual release with Calfrac. We recorded a loss relating to the settlement during the second quarter of 2013.

ITEM 1A. RISK FACTORS
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and in our Registration Statement on Form S-4 (SEC Registration No. 333-189916). There have been no material changes to the risk factors disclosed in the 2012 Annual Report on Form 10-K, in the Form 10-Q for the quarterly period ended March 31, 2013, and in the Registration Statement on Form S-4 (SEC Registration No. 333-189916) during the quarter ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITITES AND USE OF PREOCEEDS
The Indenture governing the 14.50% Senior Secured Notes Due 2017 limits the payment of dividends by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Second Supplemental Indenture dated April 10, 2013, among U.S. Well Services, LLC, USW Financing Corp., the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-k filed with the SEC on April 15, 2013).

4.2
Registration Rights Agreement dated April 8, 2013, among U.S. Well Services, LLC, USW Financing Corp., the individual purchasers named therein, and Global Hunter Securities, LLC (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2013).

10.1
Credit and Security Agreement dated May 9, 2013, by and between U.S. Well Services, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2013).

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

* Filed herewith.

SIGNATURES

U.S. Well Services, LLC, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. WELL SERVICES, LLC

Date:	August 12, 2013	By:	/s/ Brian Stewart
Brian Stewart
President and Chief Executive Officer

		By:	/s/ Kenneth I. Sill
Kenneth I. Sill
Chief Financial Officer