Form 10-K
period 2013-12-31
U.S. Well Services, LLC
filed 2014-03-28
CIK 1543450

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

As of June 30, 2013, the registrant’s membership interests were not, and are not currently, listed on an exchange or otherwise publicly traded and, therefore, the aggregate market value of the registrant’s membership interests held by non-affiliates on such date cannot be reasonably determined.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

U.S. Well Services, LLC's (together with its subsidiary, “we,” “us,” or “our”) reports, filings and other public announcements may from time to time contain certain forward-looking statements. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Annual Report on Form 10-K regarding us and our subsidiary.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

"	our limited operating history;
"	concentration of our customer base;
"	our ability to fulfill, renew or replace our existing customer contracts and enter into additional service contracts;
"	dependence on entering into additional service contracts to grow our business;
"	our ability to obtain raw materials and specialized equipment;
"	deployment of new and unproven technologies;
"	dependence on the spending levels and drilling activity of the onshore oil and natural gas industry;
"	the availability of water;
"	our ability to maintain pricing;
"	competition within the oilfield services industry;
"	the cyclical nature of the oil and natural gas industry;
"	changes in customer ownership or management;
"	delays in obtaining required permits;
"	our ability to raise additional capital to fund future capital expenditures;
"	increased vulnerability to adverse economic conditions due to our levels of indebtedness;
"	technological developments or enhancements affecting us or our competitors;
"	asset impairment and other charges;
"	the potential for excess capacity in the oil and natural gas industry;
"	our identifying, making and integrating acquisitions;
"	the loss of key executives;
"	the control of our sponsor over voting and management;
"	potential conflicts of interest faced by our managers, sponsors and members;
"	our ability to employ skilled and qualified workers;
"	work stoppages or other labor disputes;
"	hazards and environmental risks inherent to the oil and natural gas industry;
"	inadequacy of insurance coverage for certain losses or liabilities;
"	product liability, personal injury, property damage and other claims against us;
"	laws and regulations affecting the oil and natural gas industry;
"	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
"	future legislative and regulatory developments;
"	federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing;
"	changes in trucking regulations;
"	changing demand for oil and natural gas due to conservation measures;
"	the effects of climate change or severe weather;

"	terrorist attacks and armed conflict;
"	obligations and increased costs associated with being a reporting company;
"	evaluations of internal controls required by Sarbanes-Oxley;
"	the status of available exemptions for emerging growth companies under the Jumpstart Our Business Startups Act; and
"	the risks described elsewhere in our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we become aware after the date of this Annual Report on Form10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Our Services

We are an oilfield service provider engaged in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins. We are headquartered in Houston, Texas with primary field operations based in Jane Lew, West Virginia and Williamsport, Pennsylvania. We believe our pressure pumping fleets are reliable and high performing fleets and that they are capable of meeting the most demanding pressure and flow rate requirements in the field. Our management team has extensive industry experience providing completion services to exploration and production companies.

Hydraulic fracturing services enhance the production of oil and natural gas from formations with restricted natural flow of hydrocarbons. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing or open holes under high pressure causing the underground formation to crack or fracture, allowing the hydrocarbon to flow more freely. Sand, bauxite, resin-coated sand or ceramic particles, each referred to as a proppant or propping agent, are suspended in the fracturing fluid and prop open the cracks created by the hydraulic fracturing process in the underground formation. The extremely high pressure required to stimulate wells in many of the regions in which we operate and intend to operate presents a challenging environment for achieving a successfully fractured horizontal well. As a result, an important element of the services we provide to oil and natural gas producers is designing the optimum well completion, which includes determining the proper fluid, proppant and injection specifications to maximize production. We focus on the most active shale and unconventional oil and natural gas plays in the United States, where we believe we have a competitive advantage due to the high performance and durability of our equipment and our ability to support high asset utilization that results in more efficient operations.

Industry Overview

The pressure pumping industry provides hydraulic fracturing, cementing and other well stimulation services to exploration and production companies.

The main factors influencing the increased demand for fracturing services in North America are the increased levels of horizontal drilling activity by exploration and production companies, as well as the fracturing requirements in the respective shale and unconventional oil and natural gas plays in which such drilling activity is being conducted. There has been a dramatic increase in the development of shale formations in the U.S. resulting in a significant increase in horizontal drilling activity. The number of horizontal drilling rigs in the United States has climbed from 48 (6% of the total operating rigs) at the end of 1999 to 1,146 (65% of the total operating rigs) as of December 27, 2013, based on data from Baker Hughes Incorporated.

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

Customers

We are currently under contract with Antero Resources Corporation ("Antero") to perform services in the Marcellus and Utica Shales in Ohio, West Virginia and Pennsylvania and with Inflection Energy LLC (“Inflection”) to perform services in the Marcellus Shale in Pennsylvania. Antero Resources LLC (with its subsidiaries including Antero) is an oil and natural gas company engaged in the acquisition, development and production of unconventional natural gas properties primarily located in the Appalachian Basin in West Virginia and Pennsylvania. Our contract, as amended, with Antero provides for minimum performance requirements related to the number of stages to be completed quarterly, over the term of the contract. For the year ended December 31, 2013, Antero accounted for 86.0% of our consolidated revenues. Our contract with Inflection also provides a minimum number of stages to be performed during the term of the contract. For the year ended December 31, 2013, Inflection accounted for 4.6% of our consolidated revenues.

Our current customer base also includes several large independent exploration and production companies active in the Marcellus and Utica Shales.

We may expand our business to include other unconventional oil and natural gas formations, which may include certain areas of the Bakken Shale in North Dakota and Montana, the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas, and other formations in Texas, New Mexico, Colorado, Wyoming, Nebraska and Oklahoma.

Competition

Our competition includes multi-national oilfield service companies as well as regional competitors. Our major multi-national competitors include Halliburton Company, Schlumberger Ltd., Baker Hughes Incorporated, Weatherford International Ltd., Trican Well Service Ltd. and Calfrac Well Services Ltd. Our multi-national competitors typically have more diverse product and service offerings than us. In addition, we compete against a number of smaller, regional operators, such as Superior Well Services, Inc. (a subsidiary of Nabors Industries Ltd.), Go Frac, LLC and Frac Tech International, LLC, which offer products and services similar to the products and services we offer.

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

Employees

As of December 31, 2013, we had 315 full-time employees and no part-time employees.  We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we will utilize the services of independent contractors to perform various field and other services.

Environmental Matters

Our operations are subject to various federal, regional, state and local laws and regulations and initiatives respecting health and safety, the discharge of materials into the environment or otherwise relating to the protection of the environment or natural resources. These laws and regulations may, among other things, require the acquisition of permits to conduct our operations; restrict the amounts and types of substances that may be released into the environment; cause us to incur significant capital expenditures to install pollution control or safety-related equipment at our operating facilities; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; impose specific health and safety criteria addressing worker protection and impose substantial liabilities on us for pollution resulting from our operations.  These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of investigatory and remedial obligations, denial or revocation of permits, imposition of new operational requirements, or limitations on our areas of operations, which could materially impair our financial condition or ability to operate in particular locations and the issuance of orders enjoining some or all of our operations in affected areas.

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

Safe Drinking Water Act and Underground Injection. The federal Safe Drinking Water Act (“SDWA”) regulates, among other things, underground injection operations, including hydraulic fracturing operations that use diesel in their fracturing fluids.  As a result of an exemption to the SDWA enacted by Congress in 2005, hydraulic fracturing injections that do not contain diesel are not regulated under the SDWA.  More recently, Congress has considered legislation known as the FRAC Act that would remove the general exemption for hydraulic fracturing operations and impose additional regulation under the SDWA. If enacted, the legislation could impose permit and financial assurance requirements on hydraulic fracturing operators and require well operators to adhere to certain construction specifications and meet monitoring, reporting and recordkeeping obligations, as well as plugging and abandonment requirements. A federal requirement for disclosure of the chemicals contained in hydraulic fracturing fluids used on public and Indian lands is also being considered, although a number of states have already imposed disclosure requirements.  Disclosure could facilitate efforts by third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the process could adversely affect ground water. If the FRAC Act or similar legislation is enacted, we could incur substantial compliance costs and the requirements could negatively impact our ability to conduct our fracturing operations.

Materials Transportation. For the transportation and relocation of our hydraulic fracturing equipment, sand and chemicals, as well as hazardous materials, we operate trucks and other heavy equipment. We are therefore subject to regulation as a motor carrier by the United States Department of Transportation (the "DOT") and by various state agencies, whose regulations include certain permit requirements of state highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements and containerization, placarding and handling requirements for the transportation of hazardous materials. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. Also, national fuel efficiency and emissions standards for medium and heavy-duty engines and vehicles have been promulgated under the CAA for vehicles made between 2014 and 2018. Due to this rulemaking, we may experience an increase in costs related to truck purchases or maintenance. Additionally, the EPA’s Tier IV regulations apply to certain off-road diesel engines that are needed to power our equipment in the field.  Under these regulations, we are limited in the number of non-compliant off-road diesel engines we can purchase.  If Tier IV-compliant engines that meet our needs are not available, these regulations could limit our ability to acquire a sufficient number of diesel engines to expand our fleet and to replace existing engines as they are taken out of service.    Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted.

Drilling and Hydraulic Fracturing.  Authorization from one or more governmental agencies is generally required to perform drilling and completion activities, including hydraulic fracturing, and increased restrictions are being imposed on gas exploration operations.  State permits directed toward preventing adverse impacts to drinking water, among other things, are required in the states in which we currently operate (Ohio, West Virginia and Pennsylvania), as well as in other states to which we may expand our operations.  State permit requirements and other regulatory standards vary from state to state, but often establish stringent well design and construction standards, restrict well locations, impose investigation and response requirements in the event of mishaps or accidents, and mandate disclosure of well data (including the chemical content of fracturing fluids).  Hydraulic fracturing activities are controversial with the public both in the states in which we operate and elsewhere, and new regulatory initiatives aimed at banning or restricting hydraulic fracturing are being developed not only at the state levels, but also at the federal and local levels.  At the federal level, the Bureau of Land Management (“BLM”) has proposed regulations that would impose requirements on hydraulic fracturing operations on federal lands.  Increased seismic activity that has been alleged to have occurred as a result of disposal of wastewater from drilling activities by injection has prompted consideration of regulatory restrictions on injection wells to address such concerns.  Various federal, state and local limitations may prohibit or restrict drilling and hydraulic fracturing operations in certain locales including geographic locales considered environmentally sensitive such as wetlands, endangered species habitats, floodplains, and the like. Such limitations have been imposed through executive or legislative moratoria, local zoning or land use restrictions, permit conditions and other mechanisms. These developments may result in increased costs of our operations, increased enforcement activities by governmental authorities, and otherwise adversely impact our business and that of our customers.

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

ITEM 1A. RISK FACTORS

In addition to other reports and materials that we file with the SEC and the other information included in this Annual Report on Form10-K, the risks described below should be considered in evaluating us and our business. The risks and uncertainties described below are not intended to be exhaustive but represent the risks that we believe are material.  Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, may also have a material adverse effect on our business, financial condition and operating results.

Risks Relating to Our Company and the Industry

Our operating history may not be sufficient for investors to evaluate our business and prospects.

We have a short operating history, which may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results.

Our customer base is concentrated within the oil and natural gas production industry and loss of our existing customer contracts could cause our revenue to decline substantially and adversely affect our business.

Our business is highly dependent on our contracts and relationships with Antero and Inflection.  A significant portion of our 2013 revenues were generated through the services provided to Antero and Inflection. A reduction in business from these customers resulting from reduced demand for their own products and services, a work stoppage or delays in customer customer drilling programs, sourcing of products from other suppliers or other factors could have a material impact on our business, financial condition and results of operations. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer, particularly Antero or Inflection failed to pay us or decided not to continue to use our services, revenue would decline and our operating results, liquidity position and financial condition could be harmed.

Our agreements with Antero do not obligate Antero to order additional services from us beyond those currently contracted for. In addition, Antero is entitled to terminate our agreements with it at any time, subject to the obligation to make certain early termination payments if such termination is not for cause.

Our agreement with Inflection does not obligate Inflection to order additional work from us beyond those currently contracted for.

We may not be able to successfully fulfill, renew or replace our contracts with Antero or Inflection, which could adversely impact our results of operations, financial condition and cash flows.

We may not be able to successfully fulfill, renew or replace our agreements with Antero or Inflection on or prior to their expiration on terms satisfactory to us, Antero or Inflection, as applicable, or we may not be able to continue to provide services under such agreements without service interruption. Furthermore, discussions to provide services to additional customers may not result in our entering into additional service contracts.

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

If we fail to provide services under our contracts with our customers, including with Antero and Inflection, we may disrupt such customers’ businesses, which could result in a termination of the applicable contract, reduction in our revenues or a claim for substantial damages against us. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and affect our ability to attract new business. The termination of a contract or the successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially and adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees.

Our business depends upon our ability to obtain key specialized equipment and raw materials from suppliers.

The overall number of hydraulic fracturing equipment suppliers in the industry is limited. Should we be unable to enter into agreements for timely delivery of finished equipment, or should our current or future suppliers be unable to provide the necessary finished products (such as pumps, workover rigs or fluid-handling equipment) or otherwise fail to deliver the products in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability to perform our obligations under our existing contracts with Antero and Inflection, as well as under future customer contracts.

In addition, there is also high demand for water, sand, guar and other fracturing inputs, which may increase the risk of delay or failure to deliver under our customer contracts, as well as limit our ability to find alternative suppliers. We may not be able to mitigate shortages of finished products, which could impair our performance of our existing contracts with Antero and Inflection and our ability to generate new customers. In addition, our existing contracts with Antero and Inflection provide for adjustments to service or materials fees payable thereunder based on changing market conditions, and we anticipate similar provisions will exist in contracts with future customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are deploying new and unproven technologies, which make evaluation of our business and prospects difficult, and our agreement with Antero may be terminated if we do not develop commercially successful products.

Some of the services we are to provide under our contract with Antero are to be performed by a hydraulic fracturing fleet  (the “Clean Fleet”) to be powered by electricity generated from natural gas. The Clean Fleet will be constructed for us under the terms of a contract with a certain vendor. The technology involved in the construction of and the services to be performed from our Clean Fleet of hydraulic fracturing equipment is at an early stage of commercialization and has not been field proven. In order to successfully commercialize our Clean Fleet equipment, we will have to make significant investments, including investments in research and development and testing, to demonstrate its technical benefits and cost-effectiveness. Problems frequently encountered in connection with the commercialization of products using new and unproven technologies might limit our ability to develop and commercialize services provided by our Clean Fleet equipment. For example, our products may be found to be ineffective, unreliable or otherwise unsatisfactory to current and potential customers. We may experience unforeseen technical complications in the processes we use to develop, customize and receive orders for services performed by our Clean Fleet. These complications could materially delay or limit the use of Clean Fleet equipment that we attempt to commercialize, substantially increase the anticipated cost of our Clean Fleet or prevent us from implementing our processes at appropriate quality and scale levels, thereby causing our business to suffer.

In particular, our contract with Antero requires that we deliver services from our Clean Fleet products by June 12, 2014, and our failure to do so would permit Antero to terminate the agreement or grant an extension to the commencement date of the agreement, at Antero’s discretion.

Our business depends on spending and drilling activity by the onshore oil and natural gas industry and particularly on the level of activity for North American oil and natural gas. Our markets may be adversely affected by industry conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, particularly in the Marcellus and Utica Shales in Ohio, West Virginia and Pennsylvania. If these expenditures decline, our business may suffer. Our customers’ willingness to explore for, develop and produce oil and natural gas depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

"	the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage;
"	the supply of and demand for hydraulic fracturing and other well service equipment in the United States;
"	the level of prices, and expectations about future prices, of oil and natural gas;
"	the cost of exploring for, developing, producing and delivering oil and natural gas, including fracturing services;
"	the expected rate of decline in current oil and natural gas production;
"	the discovery rates of new oil and natural gas reserves;
"	available pipeline and other transportation capacity;
"	lead times associated with acquiring equipment and products and availability of personnel;
"	global weather conditions, including hurricanes, tornadoes, flooding, winter storms, wildfires, drought or man-made disasters that can affect oil and natural gas operations over a wide area;
"	domestic and worldwide economic conditions;
"	contractions in the credit market;

"	political instability in oil and natural gas producing countries;
"	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East and Eastern Europe;
"	regulation of drilling activity;
"	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;
"	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
"	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;
"	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
"	potential acceleration of development of alternative fuels;
"	the availability of water resources for use in hydraulic fracturing operations;
"	technical advances affecting energy consumption;
"	the price and availability of alternative fuels;
"	the access to and cost of capital for oil and natural gas producers; and
"	merger and divestiture activity among oil and natural gas producers.

Demand for our services and products will be particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies in North America, particularly in the Marcellus and Utica Shales in Ohio, West Virginia and Pennsylvania. Demand will directly be affected by trends in oil and natural gas prices, which, historically, have been volatile and are likely to continue to be volatile.

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

Oil and natural gas prices are volatile. The recent decline in natural gas prices has resulted in, and future fluctuations in such prices may result in, a decrease in the expenditure levels of oil and natural gas companies and drilling contractors which in turn adversely affects us.  Unexpected material declines in oil and natural gas prices, or drilling or completion activity in the northern United States oil and natural gas shale regions, particularly in the Marcellus and Utica Shales in Ohio, West Virginia and Pennsylvania, could have a material adverse effect on our customers’ businesses, financial conditions, results of operations and cash flows. In addition, a decrease in the development rate of oil and natural gas reserves in our customers’ market areas may also have an adverse impact on their businesses, even in an environment of stronger oil and natural gas prices. We may experience significant fluctuations in operating results as a result of the reactions of our customers to actual and anticipated changes in oil and natural gas prices.

Our contract with Antero has a remaining term of approximately three years until April 2017, and does not obligate Antero to order additional work from us beyond such current term. Our agreements with Antero contain provisions whereby Antero may terminate the agreements at any time upon payment of an early termination fee. We expect that additional contracts going forward will have similar provisions.

Our contract with Inflection terminates on December 31, 2014, and does not obligate Inflection to order additional work from us beyond such current term.

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

"	our vulnerability to general adverse economic and industry conditions;
"	the covenants that are contained in the agreements that govern our indebtedness, limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;
"

any failure to comply with the financial or other covenants of our debt could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable; and

"	our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

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

Significant increases in overall market capacity could cause our competitors to lower their rates and could lead to a decrease in rates in the oilfield services industry generally.  Additionally, the decline in natural gas prices has resulted in reduced drilling activity in natural gas shale plays, which has driven oilfield services companies operating in natural gas shale plays to relocate their equipment to more oil and liquids rich shale plays, including markets which we hope to enter in the future.  As the number of crews and equipment in these areas increases, the increase in supply relative to demand may result in lower prices and utilization of our services and could adversely affect our business and results of operations.

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

"	retaining and attracting key employees;
"	retaining and attracting new customers;
"	increased administrative burden of acquisitions;
"	managing our growth effectively;
"	integrating operations;
"	operating a new line of business; and
"	increased logistical problems common to large, expansive operations.

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

Our sponsor may take actions that conflict with interests of noteholders.

ORB, our sponsor, has the power to elect our Board of Managers, to appoint members of management and to approve all actions requiring the approval of the holders of our voting equity, including adopting amendments to our limited liability company agreement and approving mergers, acquisitions or sales of all or substantially all of our assets. The interests of our controlling equity holders could conflict with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our controlling equity holders might conflict with the interests of the noteholders. Our controlling equity holders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the noteholders.

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

Our operations are subject to many hazards and risks, including the following:

"	accidents resulting in serious bodily injury and the loss of life or property;
"	liabilities from accidents or damage by our equipment;
"	pollution and other damage to the environment;
"	reservoir damage;
"	increased seismicity;
"	blow-outs or the uncontrolled flow of natural gas, oil or other well fluids into the atmosphere, an underground formation or other environmental media; and
"	fires and explosions.

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

As part of our business we handle, transport and dispose of a variety of fluids and substances used by our current and future customers in connection with their oil and natural gas exploration and production activities. We also generate and dispose of hazardous waste. Therefore, our operations are subject to stringent laws and regulations governing the release or disposal of materials into the environment or otherwise relating to environmental protection. We may be required to make significant capital and operating expenditures or perform other corrective actions at wells we service and at properties we own, lease or operate in order to comply with the requirements of these environmental, health and safety laws and regulations or the terms or conditions of permits or other approvals issued pursuant to such requirements, and our compliance with future laws or regulations, or with any adverse change in the interpretation or enforcement of existing laws and regulations, could increase such compliance costs. Regulatory limitations and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations.

The costs of compliance with or liabilities imposed under these laws can be significant. Failure to comply with these and other applicable laws and regulations or the terms or conditions of required environmental permits or other approvals may result in the assessment of damages, including natural resource damages, administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations including corrective actions, revocation of permits and the issuance of injunctions limiting or prohibiting some or all of our operations. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts of our operations. Future spills or releases of regulated substances or accidents or the discovery of currently unknown contamination could expose us to material losses, expenditures and environmental or health and safety liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to our operations or the land on which our operations are conducted. Such claims, damages, penalties or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition and results of operations.

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

For the transportation and relocation of our hydraulic fracturing equipment, sand and chemicals, as well as hazardous materials, we need to operate trucks and other heavy equipment. We are therefore subject to regulation as a motor carrier by the DOT and by various state agencies, whose regulations include certain permit requirements of state highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications, insurance requirements, and containerization, placarding and handling requirements for the transportation of hazardous materials. The DOT periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria, which could result in a suspension of operations. The rating scale consists of “satisfactory,” “conditional” and “unsatisfactory” ratings. Currently, we are operating with a “satisfactory” rating.

 The trucking industry is subject to possible regulatory changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. New national fuel efficiency and emissions standards have been promulgated by the EPA for medium- and heavy-duty engines and vehicles. The rule covers vehicles made between 2014 and 2018. Associated with this rulemaking, we may experience an increase in costs related to truck purchases or maintenance. Additionally, the EPA’s Tier IV regulations apply to certain off-road diesel engines that are needed to power our equipment in the field. Under these regulations, we are limited in the number of non-compliant off-road diesel engines we can purchase. If Tier IV-compliant engines that meet our needs are not available, these regulations could limit our ability to acquire a sufficient number of diesel engines to expand our fleet and to replace existing engines as they are taken out of service.  Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted.

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

The U.S. Congress is considering legislation to reduce emissions of GHGs and many states, either individually or through multi-state initiatives, have already begun implementing legal measures to reduce emissions of GHGs. The U.S. Supreme Court has held that carbon dioxide may be regulated as an “air pollutant” under the CAA, and EPA has proceeded with regulatory initiatives to curb emissions of GHGs even in the absence of Congressional action. The EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such GHGs are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These EPA findings allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA has proposed and finalized a number of rules requiring various industry sectors to track and report, and, in some cases, control GHG emissions, including a GHG rule applicable to certain sources in the oil and natural gas industry. Several of the EPA rules relating to control of GHG emissions and climate change concerns are subject to challenge in court.  We cannot predict either the outcome of these challenges or the impact that EPA’s GHG regulatory initiatives would have on our operations or those of our customers if upheld.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as certain provisions of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”). The Exchange Act requires that we file annual, quarterly and current reports with the Securities and Exchange Commission. Sarbanes-Oxley requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. We have incurred and will continue to incur significant costs to comply with these laws, including hiring additional personnel, implementing more complex reporting systems, and paying higher fees to our third party consultants and independent registered public accounting firm. This included both upfront costs to establish compliance as well as higher annual costs, each of which may be material to investors. Furthermore, the need to establish and maintain the corporate infrastructure appropriate for a public company requires our management to engage in complex analysis and decision making, which may divert their attention away from the other aspects of our business. This could prevent us from implementing our growth strategy or may otherwise adversely affect our business, results of operations and financial condition.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley.

Pursuant to Section 404(a) of Sarbanes-Oxley, our management is required to furnish a report on the effectiveness of our internal controls over financial reporting. Our internal controls may not be deemed to be effective and our assessment may need to disclose any material weakness identified by us. If we conclude that there are one or more material weaknesses and we are not able to complete remediation in a timely manner, we will not be able to report that our internal controls are effective.

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

"	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley;
"

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

"	submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency;” and
"	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

As our business grows, we may no longer satisfy the conditions of an emerging growth company. In addition, we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

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

As of December 31, 2013, we had approximately $121,327,903 in outstanding indebtedness.  Our substantial indebtedness could have important consequences for you and significant effects on our business. For example, it could:

"	make it more difficult for us to satisfy our financial obligations, including with respect to our 14.50% Senior Secured Notes due 2017 (the “Notes”);
"	increase our vulnerability to general adverse economic, industry and competitive conditions;
"

reduce the availability of our cash flow to fund working capital and capital expenditures because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

"	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
"

prevent us from raising funds necessary to repurchase notes tendered to us if there is a change of control which would constitute a default under the indenture governing the notes and under any future permitted first lien indebtedness;

"

place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

"	limit our ability to borrow additional funds.

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

The liens on the collateral securing the Notes will be junior and subordinate to liens on the collateral securing obligations under the Credit Agreement and under certain indebtedness that we may incur in the future.

Holders of our first lien indebtedness will have claims that are prior to the claims of the holders of the Notes to the extent of the value of the assets securing that other priority lien indebtedness. Notably, we are a party to our Credit and Security Agreement with a bank (the “Credit Agreement”), which is secured by liens on substantially all of our assets. The Notes will be effectively subordinated to any first lien indebtedness incurred under the Credit Agreement to the extent of the value of the assets securing the Credit Agreement. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of first lien indebtedness will have a prior claim to those assets that constitute their collateral. Pursuant to the terms of the intercreditor agreement, holders of first lien indebteness, including the lender under the Credit Agreement, are entitled to receive all proceeds from the sale or other disposition of the collateral until such claims are paid in full. As a result, the Notes are effectively subordinated to all priority lien claims. If there is insufficient collateral to cover all claims, noteholders may receive less, ratably, than holders of first lien indebtedness.

The indenture governing the Notes, as well as the Credit Agreement, impose, and the agreements governing our future indebtedness may impose, significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing the Notes and the Credit Agreement contain, and the documentation governing our future indebtedness may contain, customary restrictions on our activities, including covenants that limit our and our restricted subsidiaries’ ability to:

"	transfer or sell assets or use asset sale proceeds;
"	incur or guarantee additional debt or issue preferred equity securities;
"	pay dividends, redeem subordinated debt or make other restricted payments;
"	make certain investments;
"	create or incur certain liens on our assets;

"	incur dividend or other payment restrictions affecting our restricted subsidiaries;
"	enter into certain transactions with affiliates;
"	merge, consolidate or transfer all or substantially all of our assets;
"	engage in a business other than a business that is the same or similar to our current business and reasonably related businesses; and
"	take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes.

In addition, the Credit Agreement requires, and the documentation governing our future indebtedness may require, us to meet certain financial ratios, including fixed charge coverage, total leverage or other similar such ratios.

The restrictions in the indenture governing the Notes and the Credit Agreement, and the anticipated restrictions in our future indebtedness may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or we may not be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the indenture governing the Notes or under our future indebtedness. An event of default under debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable.

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

The Notes are not listed on any securities exchange.  Although the placement agent in the Unit Offering may make a market in the Notes, it is not obligated to do so, and it may discontinue any market-making at any time without notice.  An active market for the Notes has not developed, and may not develop or, if it does develop, it may not continue.  Further, if a market for the Notes does develop, then the Notes could trade at prices that may be higher or lower than the initial offering price thereof depending upon a number of factors, including prevailing interest rates, our operating results, events in the United States and the market for similar securities.

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

On December 9, 2013, we entered into an agreement for the lease of a 24,600 square foot building on approximately 4.03 acres in Muncy, Pennsylvania for our fleet operations.  The total amount of monthly payments over the term of 24 months beginning January 8, 2014 is $660,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Markets

We are a privately held company and there is no established public trading market for our membership interests.

Holders

As of March 28, 2014, the following membership interests in the Company were issued and outstanding: 630,000 Series B Units held by 2 holders, 192,500 Series C Units held by 2 holders, 157,794 Series D Units held by 3 holders, 663,195 Series E Units held by 2 holders, and 760,000 Senior Mandatorily Redeemable Financial Interests (the “SMRF Interests”) held by 7 holders.

Dividends

The Indenture governing the 14.50% Senior Secured Notes Due 2017 limits the payment of dividends by us.

Equity Compensation Plans

We have no outstanding equity compensation plans under which our securities are authorized for issuance.  Certain of our officers entered into restricted equity agreements with us, pursuant to which 229,605 Series D Units were granted as performance incentives.  The Series D Units are subject to vesting and forfeiture under circumstances set forth in the agreements between us and each officer.  For a summary of the restricted equity agreements see “Item 11. Executive Compensation - Restricted Equity Agreements.”

Unregistered Sales of Securities

In February 2012, we sold, in the Unit Offering, 85,000 units, with each unit consisting of $1,000 principal amount of 14.50% Senior Secured Notes due 2017 and a warrant to purchase the Company's Series B Units, to certain accredited investors.  Concurrently with the offering of the units, we sold 600,000 of the Company's Series A Units and 600,000 of the Company's Series B Units, in the Sponsor Equity Investment, to ORB for $30 million.

On October 18, 2013, we entered into a subscription agreement with one of our existing investors and an affiliate thereof, pursuant to which we received approximately $14 million aggregate gross proceeds in exchange for 663,195 Series E Units subscribed. On February 10, 2014, the Company issued 663,195 Series E Units to the investors. The Series E Units are governed by and issued pursuant to the First Amendment to the Amended and Restated Limited Liability Company Agreement adopted on February 10, 2014 but made effective as of October 18, 2013.

On February 18, 2014, the Company issued 760,000 SMRF Interests (“SMRF Interests Issuance”) pursuant to the Second Amendment to the Amended and Restated Limited Liability Company Agreement. The SMRF Interests Issuance resulted in aggregate gross proceeds to the Company of approximately $30 million, which was used by the Company to redeem the Series A Units and to pay related fees and expenses.

The sale of securities in the Unit Offering, the Series E Issuance and the SMRF Interests Issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation S promulgated thereunder, and the sale of securities in the Sponsor Equity Investment was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Item 6, Selected Financial Data, is not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a  Delaware limited liability company. Our corporate office is located at 770 South Post Oak Lane, Suite 405, Houston, Texas 77056 and our main telephone number is (832) 562-3730.

We began operations under a take or pay contract, our original contract, with Antero, for a 24-month service period commencing on April 12, 2012. Prior to beginning operations in the second quarter of 2012, we were in the development stage. We currently perform services in the Marcellus and Utica Shales in Ohio, West Virginia and Pennsylvania.  We are also evaluating opportunities with existing and new customers to expand our operations into new areas throughout North America, which may include the Bakken Shale in North Dakota and Montana, the Haynesville Shale in northwestern Louisiana and eastern Texas, the Eagle Ford Shale in southern Texas, and other formations in Texas, New Mexico, Colorado, Wyoming, Nebraska, Oklahoma and Canada.

Recent Developments

Second Amendment to Antero Contract.  On January 24, 2014, we entered into a Second Amendment to Contract to Provide Dedicated Fleet(s) for Fracturing Services (the “Antero Contract Second Amendment”), with Antero, which augmented and amended the pricing terms applicable to up to three conventional fleets provided by us to perform fracturing services for Antero pursuant to the Antero Contract.  The pricing terms set forth in the Antero Contract Second Amendment are effective until April 12, 2017.

Amendments to the Company Agreement. On February 10, 2014, the Company adopted a First Amendment to the Amended and Restated Limited Liability Company Agreement of the Company (the “First Amendment to Company Agreement”), which was made effective as of October 18, 2013.  Pursuant to the First Amendment to Company Agreement, a new series of membership interest units were issued and created designated as “Series E Units.” The Company received approximately $14 million in exchange for the Series E Units.

On February 18, 2014, the Company adopted a Second Amendment to the Amended and Restated Limited Liability Company Agreement of the Company (the “Second Amendment to Company Agreement”), pursuant to which a new series of membership interest, the Senior Mandatorily Redeemable Financial Interests (the “SMRF Interests”) was issued.  The Company received approximately $30 million in exchange for the SMRF Interests, which was used by the Company to redeem the Series A Units and to pay related fees and expenses.

Redemption of Series A Units. On February 18, 2014, the Company purchased from the Sponsor, and the Sponsor sold to the Company, all of its 600,000 Series A Units in exchange for an amount equal to $30,000,000 less all related fees and expenses incurred by the Company (the “Series A Redemption”).  Following the Series A Redemption, there are no Series A Units of the Company issued and outstanding.

Amendment to the Credit Agreement. On February 18, 2014, the Company entered into a Second Amendment (the “Second Amendment to Credit Agreement”) to Credit and Security Agreement (as amended from time to time, including the Second Amendment to Credit Agreement, the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), pursuant to which the Lender agreed to (i) consent to (A) the adoption of the Second Amendment to Company Agreement to implement the SMRF Interests Issuance and (B) the consummation of the Series A Redemption and (ii) make certain amendments to the Credit Agreement in connection with such transactions.

Current Contracts

Original Antero Contract.  Our Original Antero Contract provided for a 24-month service period commencing when services began on April 12, 2012.  The contract is renewable for one additional year upon the mutual written consent of both parties. The Original Antero Contract includes minimum performance requirements related to the number of stages to be completed quarterly.

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

Rider to Original Antero Contract. On June 5, 2012, we entered into Rider No. 1 to Contract to Provide Dedicated Fleet(s) for Fracturing Services with Antero (the "Rider").  The Rider amended certain terms of our Original Antero Contract and gave Antero, in its sole discretion, a right of first refusal to engage all or any portion of our second hydraulic fracturing fleet at negotiated rates.  In addition, the Rider modified our Original Antero Contract to discount all services performed by us for Antero (whether such services are performed under our original contract with Antero or in the future by our second hydraulic fracturing fleet) by ten percent.  We believe that entering into the Rider strengthened our relationship with Antero and provides us with the opportunity to grow revenues by participating in Antero's expanding drilling program.

Amendment to Original Antero Contract.  On October 9, 2013, we entered into an Amendment to Contract to Provide Dedicated Fleet(s) for Fracturing Services effective September 30, 2013 (the “Antero Contract Amendment”), with Antero. The Antero Contract Amendment extended the term of the Original Antero Contract for three years to April 12, 2017.

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

Second Amendment to Antero Contract.  On January 24, 2014, we entered into the Antero Contract Second Amendment.  The Antero Contract Second Amendment augmented and amended the pricing terms applicable to up to three conventional fleets provided by us to perform fracturing services for Antero pursuant to the Antero Contract.  The pricing terms set forth in the Antero Contract Second Amendment are effective until April 12, 2017.

Contract with Inflection Energy LLC.  On September 23, 2013, we entered into a Dedicated Fracturing Fleet Agreement, effective November 1, 2013 (the “Inflection Agreement”), with Inflection Energy LLC (“Inflection”), pursuant to which the Company agreed to provide a dedicated fleet, consisting of certain specified equipment and materials, to perform fracturing services for Inflection in the Marcellus Shale in Pennsylvania. The Inflection Agreement terminates on December 31, 2014, unless terminated earlier pursuant to its terms.

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

How We Obtain Our Equipment

On November 9, 2011, we entered into an agreement with a vendor to purchase a hydraulic fracturing fleet to service our original contract with Antero.  This was our initial hydraulic fracturing fleet and was manufactured to our specifications.  This hydraulic fracturing fleet is equipped to perform all aspects of hydraulic fracturing operations, including acid stimulation, high-pressure pumping and pressure testing.  The fleet includes twenty FT-2251T Trailer Mounted Fracturing Units with Triplex Pumps with 2,000 hydraulic horsepower ("HHP") per pump, three MT-132 Trailer Mounted 130bpm Fracturing Blenders with AccuFrac Systems, two data trailers, one chemical additive trailer and two CT-5CAS/HYD hydration units.  Initial deliveries of our first fracturing fleet began in February 2012 and were completed in April 2012.

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

In October 2013, we entered into agreements with various vendors for the purchase of a fourth hydraulic fracturing fleet. The fleet includes nine Trailer-Mounted Fracturing Units with Quintuplex Pumps with 2,500 BHP per pump, three Trailer Mounted 1,600 BHP Fracturing Blenders, one data van, and one 250bbl hydration unit. Delivery of the equipment was completed in November 2013.

In October 2013, we entered into agreements with various vendors for the purchase of a fifth hydraulic fracturing fleet, which will be a proprietary designed “Clean Fleet.” The Clean Fleet is a proprietary, patent-pending design that incorporates existing industry equipment configured in a novel manner to provide fracturing services at a lower cost with a smaller environmental and physical footprint, as well as with enhanced safety features, compared to traditional fracturing equipment. The Clean Fleet is expected to consist of 16 fracturing pumps and associated heavy equipment powered by electric motors, with electricity produced by mobile turbine generators that can burn a variety of hydrocarbon fuels, including natural gas. We anticipate delivery of the fifth fleet in May 2014.

Challenges

We face many challenges and risks in the industry in which we operate.  Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks, and we have taken steps to mitigate them to the extent practicable.  In addition, we believe that we are well positioned to capitalize on the current growth opportunities in the hydraulic fracturing market.  However, we may be unable to capitalize on our competitive strengths to achieve our business objectives and, consequently, our results of operations may be adversely affected.  Please read the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" in this Annual Report on Form 10-K for additional information about the risks we face.

Hydraulic Fracturing Legislation and Regulation.  Congress has from time to time, including during the current session, considered legislation to provide for the federal regulation of hydraulic fracturing and to require public disclosure of the chemicals used in the fracturing process.  If such current or any future legislation becomes law, it could establish an additional level of regulation that could lead to us experiencing operational delays or increased operating costs.  The United States Environmental Protection Agency (the "EPA") promulgated rules that establish new air emission controls for oil and natural gas production and natural gas processing operations.  Among other controls, the rules require operators to use “green completions” for hydraulic fracturing by January 1, 2015 (unless required earlier under a state or local law), meaning operators will have to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.  In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing.  In Colorado and some other states, courts are in the process of determining whether local bans or other regulation of oil and gas exploration and production activity are preempted by state-wide regulatory programs. A state ballot initiative has also been introduced in Colorado that, if successful, would amend the state constitution to give local governments control over oil and natural gas drilling in their areas. In Pennsylvania, the Pennsylvania Supreme Court recently issued a ruling that some local environmental and safety regulations are enforceable under a specific Pennsylvania constitutional amendment, despite existing state regulation of such matters. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in shale formations, increase our and our customers’ costs of compliance and adversely affect the quality of the hydraulic fracturing services that we provide for our customers.  Additionally, if hydraulic fracturing becomes further regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or if states or localities impose additional regulatory requirements, fracturing activities could become subject to additional permitting or regulatory requirements and also to permitting delays and potential cost increases, all of which could adversely affect our business and results of operations.

Financing Future Growth.  To date, we have used the proceeds of the Unit Offering, the Sponsor Equity Investment, the offering of additional tack-on Notes  in April 2013 and October 2013, the Credit and Security Agreement pursuant to which the lender agreed to extend credit in the form of  a  revolving credit facility (the “Revolving Credit Facility”), the offering of Series E Units, and cash flows generated from operations to acquire five hydraulic fracturing fleets, with delivery of the fifth fleet expected in May 2014. The successful execution of our business strategy depends on our ability to raise capital as needed to, among other things, finance the purchase of additional hydraulic fracturing fleets and to maintain the equipment we have already purchased.  If we are unable to generate sufficient cash flows from operations or obtain additional capital, we may be unable to sustain or increase our current level of growth in the future.  There is no guarantee that we will be able to raise the additional capital that will be needed to grow our business on favorable terms or at all.

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

Results of Operations

Year ended December 31, 2013 vs February 21, 2012 (inception) to December 31, 2012

	Successor		Predecessor
	Year Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	December 31, 2013	December 31, 2012	February 20, 2012
	(unaudited)	(unaudited)	(unaudited)
Revenue	$174,312,102	$52,134,830	$-
Costs and expenses:
Cost of services	127,723,228	43,008,477	-
Depreciation and amortization	13,379,692	6,310,943	-
Selling, general and administrative expenses	9,389,378	3,783,989	432,773
Other operating expenses	-	-	40,587
Income (loss) from operations	23,819,804	(968,579)	(473,360)
Interest expense, net	(17,934,335)	(16,960,349)	-
Other income	145,746	-	-

Income (loss) before income taxes	6,031,215	(17,928,928)	(473,360)
Income tax expense	-	-	-
Net income (loss)	$6,031,215	$(17,928,928)	$(473,360)

Revenues increased $122.2 million, or 234.3%, to $174.3 million for the year ended December 31, 2013 from $52.1 million for the period from February 21, 2012 (inception) to December 31, 2012. The increase is primarily due to increased hydraulic fracturing activity with four fleets being operational by the end of 2013, as compared to only two fleets in service for the period from February 21, 2012 to December 31 2012, with the second fleet only operational beginning in August 2012.

Cost of services for the year ended December 31, 2013 increased $84.7 million, or 197.0%, to $127.7 million from $43.0 million for the period from February 21, 2012 (inception) to December 31, 2012. The increase was a direct result of increased hydraulic fracturing activity.

Depreciation and amortization increased $7.1 million, or 112.0%, to $13.4 million for the year ended December 31, 2013 from $6.3 million for the period from February 21, 2012 (inception) to December 31, 2012. The increase is primarily due to depreciation expense for four fleets compared to only two fleets for the period from February 21, 2012 to December 31, 2012.

Selling, general and administrative expenses increased $5.6 million, or 148.1%, to $9.4 million during the year ended December 31, 2013 from $3.8 million during the period from February 21, 2012 (inception) to December 31, 2012. The increase was primarily due to vesting of unit-based awards, professional fees and settlement of litigation.

Interest expense for the year ended December 31, 2013 increased $1.0 million, or 5.7%, to $17.9 million from $17.0 million for the period from February 21, 2012 (inception) to December 31, 2012. The increase is primarily due to increased debt balance with the issuance of $12.0 million in aggregate principal amount of Notes in April 2013 (the “April 2013 Additional Notes”) and $46.0 million in aggregate principal amount of Notes in October 2013 (the “October 2013 Additional Notes”).

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

Liquidity and Capital Resources

Our primary sources of liquidity were the proceeds we received in February 2012 from the Unit Offering, the Sponsor Equity Investment, the proceeds we received in April 2013 for the offering of April 2013 Additional Notes, the Revolving Credit Facility, the proceeds we received in October 2013 for the offering of October 2013 Additional Notes, the proceeds from the issuance of the Series E Units, and cash flows generated from operations.  Our primary uses of capital have been the acquisition of our four hydraulic fracturing fleets, down payments for a fifth fleet, working capital requirements, and interest payments.  We continually monitor potential sources of capital, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements.  As of December 31, 2013, we had a balance of cash and cash equivalents totaling approximately $45.5 million.

While we continue to be 100% leveraged as of December 31, 2013, we have no scheduled debt maturities on our 14.50% Senior Secured Notes due 2017 in 2014. Additionally, subsequent to December 31, 2013 we have redeemed the Series A Units using the proceeds from the issuance of the SMRF Interests, which has no scheduled maturities within the next one to three years.

Our ability to meet our future liquidity requirements for satisfying our debt service obligations, funding operations and funding future capital expenditures will depend in large part on our future performance, some of which are subject to factors beyond our control. However, we believe that our cash on hand, our available borrowing capacity from our Revolving Credit Facility, and future cash flows from operating activities related to our five hydraulic fracturing fleets, are sufficient to fund ongoing operations and to meet our debt servicing obligations. We expect future cash flows from operating activities to improve as our contract with Antero continues, as we gain new customers, such as Inflection, and as we improve efficiencies regarding the number of stages completed, billed and collected.  We also expect future gross margin to improve as we gain synergies from operating multiple fleets in the same region.

We have a total capital expenditure budget of approximately $50.4 million for 2014, which primarily relates to the acquisition of the fifth hydraulic fracturing fleet.

Our capital expenditure budget may be adjusted as business conditions warrant.  While we maintain some discretion related to our capital budget, the amount, timing and allocation of capital expenditures for 2014 will be subject to covenants under our indenture governing our Notes and the Credit Agreement, and our agreements with Antero. We will routinely monitor our capital expenditures in response to changes in prices, availability of financing, equipment acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack thereof in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside of our control.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2013. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
14.50% Senior Secured Notes due 2017 (the "Notes') (1)	$126,414,660	$-	$-	$126,414,660	$-
Interest associated with the Notes (2)	64,155,440	18,330,126	36,660,251	9,165,063	-
Equipment financing agreement	1,356,591	482,806	873,785	-	-
Interest associated with Equipment financing agreement	124,284	73,664	50,620	-	-
Redeemable Series A Units (3)	29,994,000	-	-	29,994,000	-
Interest associated with the Redeemable Series A Units (3)	26,213,401			26,213,401
Borrowings under Revolving credit facility	-	-	-	-	-
Non-cancelable operating leases (4)	1,440,102	743,549	655,684	40,869	-
Equipment purchase commitment (5)	42,256,438	42,256,438	-	-
Other purchase commitment (6)	3,718,750	3,718,750	-	-	-
	$295,673,666	$65,605,333	$38,240,340	$191,827,993	$-

(1) Amounts represent the expected cash payments for the principal amounts related to our Notes. Amounts do not include the $2.5 million treasury bonds held by USWS, the unamortized discounts or deferred issuance costs. Expected cash payments for interest are excluded from these amounts.

(2) Amounts represent the expected cash payments for interest on our Notes.

(3) Amount was refinanced in February 2014 for the 100% redemption of the principal amount and accrued interest related to the Series A Units. The Series A Units were redeemed through the proceeds from the issuance of the SMRF Interests of approximately $30.0 million on February 18, 2014. The SMRF Interests are due on the earlier of May 17, 2017 or upon the occurrence of a liquidation event.

(4) Non-cancelable operating leases consist of agreements in excess of one year for office space.

(5) Equipment purchase commitment relates to agreements we entered into with various vendors for the construction of a fifth hydraulic fracturing fleet, which we anticipate will be delivered in May 2014.

(6) Other purchase commitment relates to our sand purchase agreement that specifies all significant terms, including: minimum quantities to be purchased at a fixed price, and the approximate timing of the transaction.

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

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Successor		Predecessor
	Year Months	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	December 31, 2013	December 31, 2012	February 20, 2012
Cash flow provided by (used in):	(unaudited)	(unaudited)	(unaudited)
Operating activities	$25,521,720	$(3,835,487)	$-
Investing activities	(59,317,208)	(66,055,460)	-
Financing activities	67,434,091	81,702,662	-
Change in cash and cash equivalents	$33,638,603	$11,811,715	$-

Cash Provided By (Used In) Operating Activities.  Net cash provided by operating activities was $25.5 million for the year ended December 31, 2013 compared to operating cash outflows of $3.8 million for the period February 21, 2012 (inception) through December 31, 2012. The increase was due primarily to improved operating activity, as a result of four fleets being operational by the end of 2013, as compared to only two fleets in service during the period from February 21, 2012 to December 31, 2012.

Cash Flows Used in Investing Activities.  Net cash used in investing activities for the year ended December 31, 2013 was $59.3 million and was primarily due to the acquisition of the third and fourth hydraulic fracturing fleet. Investing cash outflows for the period from February 21, 2012 (inception) through December 31, 2012 was $66.1 million, which primarily relates to the acquisition of the first and second fleets.

Cash Flows Provided by Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2013 was $67.4 million and was due primarily to proceeds from the issuance of April 2013 Additional Notes and October 2013 Additional Notes, and proceeds from the issuance of the Series E Units.

Net cash provided by financing activities was $81.7 million for the period February 21, 2012 (inception) through December 31, 2012 and was due primarily to the net proceeds received from the Unit Offering and the Sponsor Equity Investment, partially offset by the principal repayment as part of the repurchase and retirement of $21,066,046 aggregate principal amount of the Notes on August 12, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements other than the operating leases discussed in Note 12 - Commitments and Contingencies in the notes to our consolidated financial statements.

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

Unit-Based Payments.  We account for unit-based awards issued to employees and non-employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. Accordingly, employee unit-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Certain unit-based awards only vest if there is a liquidation or exit event which results in a distribution to the holders of all of the Company’s equity units, where the value of the equity of the Company falls within certain predetermined levels, and subject to the holder remaining continuously actively employed with the Company through the date of the qualifying event. The Company does not recognize any compensation expense on these awards until the qualifying event is deemed probable. The Company does not deem the qualifying event probable until it occurs. Additionally, unit-based awards to nonemployees are expensed over the period in which the related services are rendered. The grant-date fair value of the awards is estimated using the Black-Scholes option-pricing model, or probability-weighted discounted cash flow model and market valuation approaches. These valuation models require the use of highly subjective assumptions such as the estimated market value of our units, expected term of the award, expected volatility and the risk-free interest rate. Since the Company’s Series D Units are not publicly traded and have not been traded privately, the value of the Series D Units is estimated based on significant unobservable inputs, primarily consisting of the estimated value of the start-up activities completed as of the grant date, as well as other inputs that are estimated based on similar entities with publicly traded securities. We also need to apply significant judgment to estimate the forfeiture rate, which affects the amount of aggregate compensation that we are required to record as an expense. We estimate our forfeiture rate based on an analysis of our actual forfeitures, to the extent available, and will continue to evaluate the appropriateness of, and possible adjustments to, the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. We have had limited employee turnover to date, therefore quarterly changes in the estimated forfeiture rate will likely have a significant effect on reported unit-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher or lower than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease or increase to the unit-based compensation expense recognized in the financial statements. We continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our unit-based compensation on a prospective basis and incorporate these factors into our option-pricing model. Each of these inputs is subjective and generally requires significant management judgment. If, in the future, we determine that another method for calculating the fair value of our unit-based awards is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our employee unit-based awards could change significantly. Higher volatility and longer expected terms generally result in an increase to unit-based compensation expense determined at the date of grant.

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

Interest Rate Risk. Our exposure to changes in interest rates relates primarily to our long-term debt obligations. We may be exposed to changes in interest rates as a result of any future indebtedness. We do not believe our interest rate exposure warrants entry into interest rate hedges and have, therefore, not hedged our interest rate exposure. The Notes issued as part of the Unit Offering, the April 2013 Additional Notes, the October 2013 Additional Notes, and Fixed Rate LIBOR Loans on our Revolving Credit Facility, like all fixed rate securities, will be subject to interest rate risk and will likely fall in value if market interest rates increase.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. WELL SERVICES, LLC

Report of Independent Registered Public Accounting Firm

The Board of Managers

U.S. Well Services, LLC

We have audited the accompanying consolidated balance sheets of U.S. Well Services, LLC (Successor)  as of December 31, 2013 and 2012 and the related consolidated statements of operations, members' equity, and cash flows for the year ended December 31, 2013 and for the period from February 21, 2012 (inception) to December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows of U.S. Well Services, Inc. (Predecessor) for the period from January 1, 2012 to February 20, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Well Services, LLC (Successor) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, and for the period from February 21, 2012 (inception) to December 31, 2012, and the results of U.S. Well Services, Inc.’s (Predecessor) operations and cash flows for the period from January 1, 2012 to February 20, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas

March 28, 2014

U.S. WELL SERVICES, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$45,450,318	$11,811,715
Restricted cash	-	166,205
Accounts receivable	26,048,354	8,010,321
Inventory	3,859,163	3,355,213
Prepaids and other current assets	1,508,272	1,154,672
Total current assets	76,866,107	24,498,126
Property and equipment, net	116,919,464	61,780,627
Deferred financing costs	6,395,472	4,723,049
TOTAL ASSETS	$200,181,043	$91,001,802

LIABILITIES, MEZZANINE EQUITY & MEMBERS' EQUITY
Current liabilities:
Accounts payable	$15,837,341	$3,290,358
Accrued liabilities	9,948,785	1,859,152
Accrued interest	6,880,069	3,657,984
Current portion of long-term debt	482,806	415,070
Total current liabilities	33,149,001	9,222,564
Long-Term Debt	122,201,688	65,484,582
Redeemable Series A Units, 600,000 units authorized, issued and outstanding	29,994,000	29,994,000
Accrued interest, non-current	7,938,917	3,461,260
TOTAL LIABILITIES	193,283,606	108,162,406
Commitments and Contingencies
MEZZANINE EQUITY:
Redeemable Series E Units, 663,195 units subscribed; redemption value $14 million plus accrued and unpaid dividends at December 31, 2013	14,374,111	-
MEMBERS' EQUITY:
Members' interest	4,795,150	768,324
Accumulated deficit	(12,271,824)	(17,928,928)
Total Members' Equity	(7,476,674)	(17,160,604)
TOTAL LIABILITIES, MEZZANINE EQUITY & MEMBERS' EQUITY	$200,181,043	$91,001,802

See accompanying notes to consolidated financial statements.

U.S. WELL SERVICES, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	December 31, 2013	December 31, 2012	February 20, 2012
Revenue	$174,312,102	$52,134,830	$-
Costs and expenses:
Cost of services	127,723,228	43,008,477	-
Depreciation and amortization	13,379,692	6,310,943	-
Selling, general and administrative expenses	9,389,378	3,783,989	432,773
Other operating expenses	-	-	40,587
Income (loss) from operations	23,819,804	(968,579)	(473,360)
Interest expense, net	(17,934,335)	(16,960,349)	-
Other income	145,746	-	-
Income (loss) before income taxes	6,031,215	(17,928,928)	(473,360)
Income tax expense	-	-	-
Net income (loss)	$6,031,215	$(17,928,928)	$(473,360)

See accompanying notes to consolidated financial statements.

U.S. WELL SERVICES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	December 31, 2013	December 31, 2012	February 20, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,031,215	$(17,928,928)	$(473,360)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	13,379,692	6,310,943	-
Loss on disposal of asset	22,743	-	-
Loss on extinguishment of debt	-	2,638,570	-
Bond discount amortization	422,658	246,740	-
Deferred financing costs amortization	1,421,875	1,156,103	-
Unit-based compensation expense	4,026,826	280,901	-
Changes in assets and liabilities:	-
Accounts receivable	(18,038,033)	(8,010,321)	-
Inventory	(503,950)	(3,355,213)	-
Prepaids and other current assets	(353,600)	(1,154,672)	-
Accounts payable	3,322,919	2,605,788	-
Accrued liabilities	8,089,633	1,774,651	473,360
Accrued interest	7,699,742	11,599,951	-
Net cash provided by (used) in operating activities	25,521,720	(3,835,487)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,349,130)	(66,055,460)	-
Insurance proceeds from damaged property and equipment	31,922	-	-
Net cash used in investing activities	(59,317,208)	(66,055,460)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	1,748,721	2,023,019	-
Repayments of note payable	(1,748,721)	(2,023,019)
Proceeds from issuance of long-term debt	57,309,600	80,287,200	-
Repayments of long-term debt	(416,916)	(23,744,149)	-
Proceeds from issuance of Series E Units	14,000,000	-	-
Proceeds from issuance of Series A Units	-	29,994,000	-
Proceeds from issuance of Series B and Series C Units	-	6,493	-
Deferred financing costs	(3,094,298)	(3,824,677)	-
Consent fee paid to bondholders	(530,500)	(850,000)	-
Restricted cash	166,205	(166,205)	-
Net cash provided by financing activities	67,434,091	81,702,662	-

Net increase (decrease) in cash and cash equivalents	33,638,603	11,811,715	-
Cash and cash equivalents, beginning of period	11,811,715	-	-
Cash and cash equivalents, end of period	$45,450,318	$11,811,715	$-

U.S. WELL SERVICES, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Successor		Predecessor
	Year	February 21, 2012	January 1, 2012
	Ended	(inception) to	to
	December 31, 2013	December 31, 2012	February 20, 2012
Supplemental cash flow disclosure:
Interest paid	$10,918,267	$1,613,736	$-
Non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$9,224,064	$84,500	$-
Increase in bond principal as payment of interest	$-	$4,480,706	$-
Bond units exchanged for debt placement services	$-	$3,964,800	$-
Value of convertible bond warrants issued	$-	$1,165,500	$-
Discount on notes payable	$-	$1,913,500	$-
Long-term debt for purchases of equipment	$	$1,951,610
Short-term liabilities assumed from USWS, Inc	$-	$684,570	$-

See accompanying notes to consolidated financial statements.

U.S. WELL SERVICES, LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ EQUITY

				Deficit
				Accumulated	Total
Predecessor:	Common Stock		Additional	during	Stockholders'
	Units	Amount	Paid-In Capital	Development	Equity
BALANCE, January 1, 2012	9,598	$10	$176,524	$(387,744)	$(211,210)
Deficit accumulated during development stage	-	-	-	(473,360)	(473,360)
BALANCE, February 20, 2012	9,598	$10	$176,524	$(861,104)	$(684,570)

Successor:
	Members' Interest				Total
	Series Units		Members'	Accumulated	Members'
	Units	Amount	Interest	Deficit	Equity
BALANCE, February 21, 2012 (inception)	-	$-	$-	$-	$-
Issuance of Series B Units	630,000	6,300	-	-	6,300
Issuance of Series C Units	192,500	193	-	-	193
Unit-based compensation	27,500	-	280,901	-	280,901
Non-cash distribution to member	-	-	(684,570)	-	(684,570)
Issuance of convertible bond warrants	-	-	1,165,500	-	1,165,500
Net loss	-	-	-	(17,928,928)	(17,928,928)
BALANCE, December 31, 2012	850,000	6,493	761,831	(17,928,928)	(17,160,604)
Accrued preferred return on Series E Units	-	-	-	(374,111)	(374,111)
Unit-based compensation	130,294	-	4,026,826	-	4,026,826
Net income	-	-	-	6,031,215	6,031,215
BALANCE, December 31, 2013	980,294	$6,493	$4,788,657	$(12,271,824)	$(7,476,674)

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

The Company began operations under a take or pay contract with Antero Resources Corporation (“Antero”), commencing on April 12, 2012 to perform hydraulic fracturing services in the Marcellus and Utica Shales in Ohio, West Virginia and Pennsylvania (the “Original Antero Contract”). Prior to beginning operations in the second quarter of 2012, the Company was in the development stage.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our pressure pumping and related services, including our high-pressure hydraulic fracturing operations.  Inventories are stated at the lower of cost or recoverable cost. All inventories are purchased and used by the Company in the delivery of its services with no inventory being sold separately to outside parties.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2013:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet dates.

14.50% Senior Secured Notes due 2017. The fair value of the notes is estimated using Level 2 inputs by obtaining from the broker the quoted price as of December 31, 2013. The carrying value of these notes as of December 31, 2013 was $126.4 million, and the fair value was $128.9 million (102.0% of carrying value). The carrying value of these notes as of December 31, 2012 was $68.4 million, and the fair value was $62.9 million (92.0% of carrying value).

Redeemable Series A Units. The fair value of the Redeemable Series A Units is estimated using discounted cash flow methodology based on Level 3 inputs. The accreted value of the Redeemable Series A Units was $37.9 million and $33.5 million as of December 31, 2013 and 2012, respectively. The fair value of the Redeemable Series A Units was $36.0 million (95% of the accreted value) and $29.1 million (87% of the accreted value) as of December 31, 2013 and 2012, respectively.

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

Revenue Recognition

Revenues are recognized as services are completed and collectability is reasonably assured. With respect to our hydraulic fracturing services, we recognize revenue and invoice our customers upon the completion of each fracturing stage. We typically complete multiple fracturing stages per day during the course of a job.

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. No allowance for doubtful accounts was considered necessary at December 31, 2013.

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

Antero accounted for approximately 86.0% and 90.2% of our consolidated revenues for the year ended December 31, 2013 and 2012, respectively. No customer other than Antero accounted for more than 10% of our consolidated revenues during the year ended December 31, 2013 and the period from February 21, 2012 (inception) through December 31, 2012.

Receivables outstanding from Antero were approximately 79.9% and 43.6% of our total accounts receivable as of December 31, 2013. One other customer accounted for approximately 19.8% of our total accounts receivable as of December 31, 2013.  One other customer accounted for approximately 56.3% of our total accounts receivable as of December 31, 2012.

Unit-Based Compensation

The Company accounts for unit-based awards issued to employees and nonemployees in accordance with the guidance on share-based payments. Accordingly, employee unit-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Certain unit-based awards only vest if there is a liquidation or exit event which results in a distribution to all of the Company’s equity units, where the value of the equity of the Company falls within certain predetermined levels, and subject to the holder remaining continuously actively employed with the Company through the date of the qualifying event. The Company does not recognize any compensation expense on these awards until the qualifying event is deemed probable. The Company does not deem the qualifying event probable until it occurs. Additionally, unit-based awards to nonemployees are expensed over the period in which the related services are rendered. The grant-date fair value of the awards is estimated using the Black-Scholes option-pricing model, or probability-weighted discounted cash flow model and market valuation approaches. Since the Company’s Series D Units are not publicly traded and have not been traded privately, the value of the Series D Units is estimated based on significant unobservable inputs, primarily consisting of the estimated value of the start-up activities completed as of the grant date, as well as other inputs that are estimated based on similar entities with publicly traded securities.

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

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated
	Useful Lives	December 31, 2013	December 31, 2012
Fracturing equipment	7 years	$109,469,988	$63,491,282
Light duty vehicles	5 years	2,436,378	1,512,144
Furniture and fixtures	5 years	116,361	84,435
IT equipment	3 years	601,806	192,061
Auxiliary equipment	2 to 20 years	4,141,753	2,404,156
Leasehold improvements	Term of lease	470,081	407,492
Construction in progress		-	-
Non-refundable deposits on equipment		19,347,479	-
		136,583,846	68,091,570
Less: accumulated depreciation and amortization		(19,664,382)	(6,310,943)
Property and equipment, net		$116,919,464	$61,780,627

Depreciation and amortization expense for the year ended December 31, 2013 was $13,379,692. Depreciation and amortization expense for the period February 21, 2012 (inception) through December 31, 2012 was $6,310,943.

The Company capitalized interest of $735,039 for the year ended December 31, 2013 and $248,226 for the period February 21, 2012 (inception) through December 31, 2012.

NOTE 4 – SHORT-TERM NOTE PAYABLE

On March 15, 2013, the Company obtained insurance for its general liability, workers' compensation, umbrella, auto and pollution coverage needs.  The Company made an initial down payment and entered into a premium finance agreement with a credit finance institution to pay the remainder of the premiums. The aggregate amount of the premiums financed is $1,748,721 at an interest rate of 3.9%.  Under the terms of the agreement, the Company has agreed to pay 9 equal monthly payments of $197,473 beginning April 15, 2013 through maturity on December 15, 2013.  The note was fully repaid as of December 31, 2013.

NOTE  5 – REVOLVING CREDIT FACILITY

On May 9, 2013, we entered into a Credit and Security Agreement, as amended by the First Amendment to Credit and Security Agreement and the Second Amendment to Credit and Security Agreement (collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) pursuant to which the Lender agreed to extend credit to us in the form of a revolving credit facility up to $15.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sublimit for the issuance of letters of credit in an aggregate amount of up to $1.0 million. On November 14, 2013, the First Amendment to Credit and Security Agreement became effective,  pursuant to which the Lender agreed to increase the Company’s borrowing base from $7.5 million to $15.0 million.

The Lender will make revolving loans (“Loans”) by way of Fixed Rate LIBOR Loans and Variable Rate LIBOR Loans to the Company in aggregate amounts outstanding at any time not to exceed an amount (the “Borrowing Base”) that is the lesser of (i) $15.0 million less the sum of (A) the aggregate undrawn amount of all outstanding letters of credit, and (B) the aggregate amount of outstanding reimbursement obligations with respect to letters of credit, which remain unreimbursed or which have not been paid through a Loan, or (ii) an amount equal to the result of: (A) the lesser of (y) 85% (less the amount, if any, of the

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

Dilution Reserve (as defined in the Credit Agreement), if applicable) of the amount of Eligible Accounts (as defined in the Credit Agreement), and (z) $15.0 million, minus (B) $500,000, as such amount may be adjusted by the Lender from time to time, in its sole discretion, minus (C) the aggregate amount of Reserves (as defined in the Credit Agreement), if any, established by the Lender in its Permitted Discretion (as defined in the Credit Agreement). Loans may be repaid by the Company and, subject to the terms and conditions of the Credit Agreement, reborrowed at any time during the term of the Credit Agreement.

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

The Credit Agreement contains financial covenants, which require us to:

    maintain a fixed charge coverage ratio, measured monthly on a trailing twelve-month basis at the end of each month, commencing no later than the month ended May 31, 2014, of not less than 1.0:1.0.

     maintain (i) liquidity of at least $5 million, (ii) gross availability of at least $1 million, and (iii) cash plus availability of at least $1 million, in each case, at all times during the period commencing on August 1, 2013, through and including the date upon which the Company has maintained a fixed charge coverage ratio of not less than 1.0:1.0 for two consecutive calendar months.  After the Company has maintained a fixed charge coverage ratio of not less than 1.0:1.0 for two consecutive calendar months, the Lender shall not test the covenants set forth in Section 8.1(b) of the Credit Agreement regarding maintenance of liquidity, gross availability and cash plus availability.

All obligations of the Company under the Credit Agreement are secured by a continuing security interest in all of the Company's right, title, and interest in and to substantially all of the Company's assets.

All of the Company's obligations outstanding under the Credit Agreement shall be payable in full on the earliest of (i) May 9, 2017, or (ii) ninety days prior to the maturity date of the Company's 14.50% Senior Secured Notes due 2017, or (iii) ninety days prior to the maturity date of the Company's Senior Mandatorily Redeemable Financial Interests, or (iv) the date the Company terminates the Revolving Credit Facility, or (v) the date the Revolving Credit Facility terminates pursuant to the Credit Agreement following an Event of Default.

As of December 31, 2013, we had no borrowings outstanding under the Revolving Credit Facility, leaving $14.5 million of available borrowing capacity under our current Borrowing Base.

NOTE  6 – LONG TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
	2013	2012
Senior Secured Notes	$126,414,660	$68,414,660
Equipment financing agreement	1,356,591	1,773,507
Less current maturities of long-term debt	(482,806)	(415,070)
Unamortized discount on Senior Secured Notes	(2,586,757)	(1,788,515)
Treasury bonds	(2,500,000)	(2,500,000)
Total long-term debt	$122,201,688	$65,484,582

Senior Secured Notes.    On October 18, 2013, the Company completed the issuance and sale of $46.0 million in aggregate principal amount of 14.50% Senior Secured Notes due 2017 (the “October 2013 Additional Notes” and together with the Original Notes and the April 2013 Additional Notes (as defined below), the "Notes").  On April 10, 2013, the Company completed an offering of $12.0 million in aggregate principal amount of 14.50% Senior Secured Notes due 2017 (the "April 2013 Additional Notes"). We issued the October 2013 Additional Notes and the April 2013 Additional Notes as additional notes under the Indenture dated February 21, 2012 (the “Base Indenture”), by and among us, the guarantors party thereto, and

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, as supplemented by that First Supplemental Indenture dated as of July 16, 2012 (the “First Supplemental Indenture”), and as further supplemented by that Second Supplemental Indenture dated as of April 10, 2013 (the “Second Supplemental Indenture”) and by that Third Supplemental Indenture dated as of October 18, 2013 (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). On February 21, 2012, we issued $85.0 million aggregate principal amount of the Original Notes under the Base Indenture. In August 2012, we repurchased and retired $21,066,046 aggregate principal amount of the Original Notes (the “Second Contract Repurchase”) and made our first interest payment on the Original Notes by increasing the principal amount of the outstanding notes by $4,480,706. In November 2012, we repurchased but did not retire $2.5 million aggregate principal amount of the Original Notes. As of December 31, 2013, we had outstanding $126.4 million aggregate principal amount of the Notes. The Notes will mature on February 15, 2017. The Notes have a fixed annual interest rate of 14.50% on the principal amount which is due semi-annually, on February 15 and August 15 of each year.  Accrued interest on the Notes was $6,873,797 at December 31, 2013.

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

Equipment financing agreement.  On July 30, 2012, the Company entered into a security agreement with a financing institution for the purchase of certain fracturing equipment.  The aggregate principal amount of the financing agreement is $1,951,610 and bears effective interest at 6.5%.  Under the terms of the agreement, the Company is required to pay 48 equal monthly payments of $46,386, including interest, beginning September 13, 2012 through maturity on September 13, 2016.  As of December 31, 2013, the financing agreement had a balance of $1,356,591, of which $482,806 is due within one year.

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2013:

Principal Amount of Long-term Debt
2014	$482,806
2015	515,089
2016	358,696
2017	126,414,660
127,771,251
Treasury bonds	(2,500,000)
Unamortized discount on Senior Secured Notes	(2,586,757)
Less current maturities on long-term debt	(482,806)

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

Total long-term debt	$122,201,688

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

Because of the mandatory redemption features of the Series A Units (which include a date certain redemption feature) that unconditionally obligate the Company to provide each holder with an internal rate of return of 13% on their investment, regardless of the triggering events, the units demonstrate characteristics of debt and therefore are accounted for as a long-term liability.

At December 31, 2013, the mandatorily redeemable Series A Units totaling $29,994,000 are reported as a long-term liability on the balance sheet with accrued interest in the amount of $7,938,917.  The maximum amount the Company could be required to pay to redeem the units on the mandatory redemption date of February 17, 2017 includes the face value of the units of $29,994,000 and interest to be accrued of $26,213,401.

As discussed in Note 13 – Subsequent Events, the Company redeemed all of its 600,000 Series A Units in February 2014.

NOTE 8 - REDEEMABLE SERIES E UNITS (MEZZANINE EQUITY)

Concurrently with the issuance and sale of the October 2013 Additional Notes, the Company entered into a subscription agreement (the “Series E Subscription Agreement”) with one of our existing investors and an affiliate thereof. Pursuant to the Series E Subscription Agreement, the investors agreed to purchase, and the Company agreed to issue, $14.0 million of Series E Units, provided that the number of Series E Units to be issued to such investors will be subject to reduction as a result of any other participating investors.  The Series E Units are governed by and issued pursuant to the First Amendment to the Company Agreement adopted on February 10, 2014 but made effective as of October 18, 2013,  which, among other things, entitles the holders of Series E Units to a 13% preferred return on their equity contribution compounded semiannually and payable upon the occurrence of certain liquidation or exit events. The investors contributed the $14.0 million in cash on October 13, 2013. As discussed in Note 13 – Subsequent Events, 663,195 Series E Units were issued to the investors on February 10, 2014.

Because of the preferred nature of the Series E Units (which include redemption features outside the control of the issuer and do not include a date certain redemption feature) that unconditionally obligates the Company to provide each holder an internal rate of return of 13% on their investment, the Series E Units meet the condition for temporary or “Mezzanine Equity” classification.

At December 31, 2013, the redemption value of the Series E Units amounted to $14,374,111, which includes the face value of the units subscribed of $14,000,000 and unpaid dividends in the amount of $374,111.

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 9 – MEMBERS’ INTEREST

As of December 31, 2013, the Company’s equity consisted of four classes of membership interests, each designated with its own series of units.  Series A Units are the Company’s preferred equity and Series B, C and D Units represent the Company’s common equity. See Note 8 - Redeemable Series A Units for further discussion of Series A Units. The Series B, C and D Units are equal in most respects, except that the Series B Units have anti-dilution protections and pre-emptive rights that the Series C and D Units generally do not have. Series D Units granted to certain officers have anti-dilution protections. Additionally, the Series B Units have more limited transfer restrictions than the Series C and D Units have. The Series D Units constitute profits interests, and are granted to certain officers and employees of the Company as performance incentives.  See Note 10 - Unit-Based Compensation for further discussion of the Series D Units.

As of December 31, 2013 and December 31, 2012, there were 630,000 Series B Units and 192,500 Series C Units issued and outstanding. Series D Units issued and outstanding were 157,794 and 27,500 as of December 31, 2013 and 2012, respectively.

Series B Units

As part of the Sponsor Equity Investment, the Company authorized and issued 600,000 of its Series B Units. The Company also authorized and issued 30,000 Series B Units in exchange for a $300 payment by a previous officer of the Company as part of his compensation for the duties performed.

In conjunction with the Unit Offering, the Note holders received 85,000 warrants that entitle each holder to receive 1.7647 Series B Units at an exercise price of $0.01 per unit, representing approximately 150,000 Series B Units in aggregate or 15% of the Company’s common equity interests.  The Company recorded an aggregate fair value of the warrants amounting to $1,165,500 as Members' Interest. The fair value of the warrants was determined using the Black-Scholes option pricing model, assuming an expected life of 5 years, risk-free rate of 0.92%, a volatility factor of 51.6% and dividend yield of 0%. The warrants became exercisable after they separated from the Notes on April 21, 2012 and will expire on February 21, 2019.  The Company has granted the holders of the warrants certain “piggyback” registration rights for the resale of the Series B Units underlying the warrants. In addition, the holders of the warrants have anti-dilution protections. The warrants became exercisable after they separated from the Notes on April 21, 2012 and will expire on February 21, 2019.  As of December 31, 2013, none of these warrants had been exercised.

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

NOTE 10 – UNIT-BASED COMPENSATION

During 2012, the Company entered into various Series D Unit Agreements pursuant to which 293,323 Series D Units were granted to officers of the Company as performance incentives.  The Series D Units are subject to vesting and forfeiture under circumstances set forth in the agreements between the Company and each such officer.

In October and November 2013, the Company entered into Amended and Restated Series D Unit agreements (“Amended Agreements”) with certain officers and key employees, pursuant to which 110,088 units became vested upon the execution of the Amended Agreements. Compensation related to the vested Series D Units was recognized equal to the fair market value of the units at the date of the Amended Agreements, as the amendment is treated as a modification due to the units not vesting under the original performance condition. Fair value is determined using probability-weighted discounted cash flow model and market valuation approaches. A total of 65,064 units remain unvested until the occurrence of a liquidation or exit event. The vesting of such Series D Units triggered certain anti-dilution protections granted to the holders of our Series B Units in our Company Agreement and certain of our executive officers in their Series D Unit Agreements.

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

During the year ended December 31, 2013, we recognized unit-based compensation expense totaling $4,026,826,  of which $2,204,775 was included in cost of services and $1,822,051 was included in selling, general and administrative expenses. For the period from February 21, 2012 (inception) to December 31, 2012, we recognized unit-based compensation expense totaling $280,901, of which $77,700 was included in cost of services and $203,201 was included in selling, general and administrative expenses.

As of December 31, 2013, the total unrecognized compensation cost related to unvested awards was approximately $246,780, which is expected to be recognized over a weighted-average period of 0.71 years.

The following table summarizes the information for the year ended December 31, 2013 and for the period from February 21, 2012 (inception) to December 31, 2012 about the unit-based awards:

	Year ended December 31, 2013
		Weighted-average			Weighted-average
	Unvested	grant-date fair value		Vested	grant-date fair value
Units at beginning of period	235,771	$7.77		27,500	$7.77
Granted	-	-		-	-
Vested	(130,294)	30.94		130,294	30.94
Forfeited	-	-		-	-
Units at end of period	105,477	$22.06	(1)	157,794	$26.90

(1) 40,413 units valued at $7.77/share, and 65,064 units valued at $30.94/share due to the Amended Agreements.

	February 21, 2012 (inception) to December 31, 2012
		Weighted-average			Weighted-average
	Unvested	grant-date fair value		Vested	grant-date fair value
Units at beginning of period	-	$-		-	$-
Granted	293,323	7.77		-	-
Vested	(27,500)	7.77		27,500	7.77
Forfeited	(30,052)	7.77		-	-
Units at end of period	235,771	$7.77		27,500	$7.77

Valuation assumptions for unit-based awards

The Company estimated the fair value at the grant date of the 2012 unit-based awards using the Black-Scholes valuation model. Key input assumptions applied under the Black-Scholes option pricing model are noted below:

February 21, 2012
(inception) to
December 31, 2012
Expected life (in years)	5
Risk-free interest rate	0.92%
Expected volatility	51.60%
Expected dividend yield	0%

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

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 11 – EMPLOYEE BENEFIT PLAN

On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. We match 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. Our matching contributions were $459,266 for the year ended December 31, 2013.

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

Sand Purchase Agreement

On November 9, 2012, we entered into an agreement with a supplier to purchase sand for use in our hydraulic fracturing operations. The agreement is effective on November 1, 2012 for a term of two years, subject to renewal options. Under the terms of this agreement, we are required to purchase from this supplier a quarterly minimum quantity of sand at a fixed price, amounting to approximately $1.1 million per quarter. In the event we fail to purchase any portion of sand required to be purchased on a quarterly basis, we are required to make payments to the supplier for amounts not taken, up to the contractual minimum and subject to the terms of the agreement. For the year ended December 31, 2013, the total amount purchased under the agreement was $15.7 million. We do not believe that non-performance on our part would have a material impact on our financial position, cash flows or results of operations.

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

On December 9, 2013, we entered into an agreement for the lease of a 24,600 square foot building on approximately 4.03 acres in Muncy, Pennsylvania for our fleet operations.  The total amount of monthly payments over the term of 24 months beginning January 8, 2014 is $660,000.

Rent expense for the year ended December 31, 2013 was $417,333, of which $321,735 is recorded as part of Cost of Services and $95,598 is recorded as part of Selling, General and Administrative expenses in the Statements of Operations. Rent expense for the period from February 21, 2012 to December 31, 2012 was $301,122, of which $245,101 is recorded as part of Cost of Services and $56,021 is recorded as part of Selling, General and Administrative expenses.

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 2013:

2014	$743,549
2015	515,560
2016	140,124
2017	40,869

U.S. WELL SERVICES, LLC

Notes to Consolidated Financial Statements

December 31, 2013

Total minimum future rentals	$1,440,102

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

NOTE 13 – SUBSEQUENT EVENTS

Amendments to the Company Agreement

On February 10, 2014, the Company adopted a First Amendment to the Amended and Restated Limited Liability Company Agreement of the Company (the “First Amendment to Company Agreement”), which was made effective as of October 18, 2013.  Pursuant to the First Amendment to Company Agreement, the Company issued the 663,195 Series E Units that were subscribed for pursuant to a subscription agreement in October 2013.

On February 18, 2014, the Company adopted a Second Amendment to the Amended and Restated Limited Liability Company Agreement of the Company (the “Second Amendment to Company Agreement”), pursuant to which a new series of membership interest, the SMRF Interests was issued. We received approximately $30 million in aggregate gross proceeds in exchange for 760,000 SMRF Interests issued. We used the proceeds from the issuance of the SMRF Interests to redeem the Series A Units.

Redemption of Series A Units

On February 18, 2014, the Company purchased from ORB, and ORB sold to the Company, all of its 600,000 Series A Units in exchange for an amount equal to $30.0 million less all related fees and expenses incurred by the Company (the “Series A Redemption”).  Following the Series A Redemption, there are no Series A Units of the Company issued and outstanding.

Amendment to the Credit Agreement

On February 18, 2014, the Company entered into a Second Amendment (the “Second Amendment to Credit Agreement”) to Credit and Security Agreement (as amended from time to time, including the Second Amendment to Credit Agreement, the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), pursuant to which the Lender agreed to (i) consent to (A) the adoption of the Second Amendment to Company Agreement to implement the issuance of the SMRF Interests and (B) the consummation of the Series A Redemption and (ii) make certain amendments to the Credit Agreement in connection with such transactions.

Equipment Purchase Commitment

In March 2014, we entered into an agreement with a vendor for the purchase of additional hydraulic fracturing equipment, amounting to approximately $4.9 million. We made an initial down payment of  $1.2 million for the equipment on March 12, 2014.  Delivery of the equipment is expected to be completed in April 2014.

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

Changes in Internal Control over Financial Reporting

We implemented a new Enterprise Resource Planning (“ERP”) system on October 1, 2013. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We believe that the new ERP system and related changes to internal controls will enhance our internal controls over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Other than the implementation of our new ERP system discussed above, there were no changes in our internal control over financial reporting during the last quarter of 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and offices of the members of our Board of Managers and our executive officers. There are no family relationships among any of the members of our Board of Managers or executive officers.

Executive Officers and Board of Managers

Name	Age	Title
Brian Stewart.................................	58	President, Chief Executive Officer and Member of the Board of Managers
Kenneth I. Sill	52	Chief Financial Officer
Jeffrey McPherson...........................	56	Vice President of Operations
Edward S. Self III	32	Vice President of Business Development
Cornelius Dupre...............................	62	Chairman of the Board of Managers
Matthew Bernard	42	Member of the Board of Managers
Joel Broussard.................................	47	Member of the Board of Managers
Gregg H. Falgout	55	Member of the Board of Managers
Steve Orlando.................................	58	Member of the Board of Managers
Todd Danos...................................	51	Member of the Board of Managers

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

Joel Broussard has been a member of our Board of Managers since February 2012 and served as our interim Chief Executive Officer from March 2012 to June 2012. Mr. Broussard is the founding member of ORB Investments, LLC  which he founded in February 2012. Mr. Broussard was most recently a principal investor in Go-Coil, LLC, a provider of coiled tubing services both onshore and offshore in the United States. Additionally, Mr. Broussard is owner of Gulf Offshore Logistics, L.L.C., a provider of offshore service vessels and vessel brokerage services primarily in the Gulf of Mexico. He is also the founder and Chief Executive Officer of GOL Docks, L.L.C., which owns a dock facility that leases space to oil companies.  Mr. Broussard founded GOL Docks, L.L.C. in 2007. Prior to founding Gulf Offshore Logistics, L.L.C. and GOL Docks, L.L.C., Mr. Broussard worked in sales and marketing with C&G Marine. Mr. Broussard began his career in the United States Army before working in sales and marketing in the industrial and heavy equipment business.

Gregg H. Falgout has been a member of our Board of Managers since February 2012. Mr. Falgout has been the Chairman, Chief Executive Officer and President of Island Operating Company, Inc., a company he founded in 1986, from July 1986 to present. Island Operating Company is the largest privately-held oil and gas lease operating company in the Gulf of Mexico, servicing over four hundred production platforms in the Gulf. It was awarded the SAFE Award for Excellence by the Secretary of the Interior in 1999 and 2002 and was a finalist for the same award in 2000, 2006 and 2007. Mr. Falgout was awarded the U.S. Department of the Interior, Minerals Management Service’s Corporate Leadership Award in 2006. He has also served on the Advisory Board of Directors of Northern Trust Bank of Texas and is currently a member of the Western Region Advisory Board of the Northern Trust Corporation. Mr. Falgout holds a Bachelor of Business Administration from the University of Texas and a Juris Doctor from the University of Houston School of Law.

Steve Orlando has been a member of our Board of Managers since May 2012.  Mr. Orlando is the Chairman, President and Chief Executive Officer of Allison Marine Holdings, LLC, the holdings entity for the group of companies that he started in 1995.   Mr. Orlando is on the board of directors for Tarpon Systems International II, LLC, a company acquired from Acergy S.A. in May 2008, which owns several worldwide patents for its proprietary system that provides underwater caisson stabilization. Mr. Orlando is also on the board of directors for JAB Energy Solutions II, LLC, a company that he founded in 2008, which provides integrated turnkey and project management services for large offshore abandonments. Mr. Orlando has been involved with the oil and gas service industry in various sales and management capacities since the late 1970’s. Allison Marine Holdings, LLC, JAB Energy Solutions II, LLC, and Tarpon Systems International II, LLC were acquired by Lincolnshire Management in July 2011 along with other companies formed by Mr. Orlando, including Allison Marine Contractors II, LLC, Allison Marine Morgan City II, LLC, Allison Offshore Services II, LLC and Allison Land Development

II, LLC. Mr. Orlando currently serves on the board of directors for Wellbore Fishing & Rental Tools, LLC and as Chairman of the Board for Alternative Well Intervention, LLC.

Todd Danos has been a member of our Board of Managers since March 2014. Mr. Danos co-founded Gulf Offshore Logistics, LLC in 2003 and serves as its Marketing Director. Mr. Danos also manages the sales force and oversees the daily vessel traffic activities and pricing decisions. Prior to founding Gulf Offshore Logistics, LLC, Mr. Danos worked at Galliano Tugs, a family business engaged in the offshore tug boat business. Mr. Danos has served on the Board of Directors of the Offshore Marine Service Association for seven years and on the Board of Directors of the Coalition of Maritime Employers of Louisiana for two years, in addition to lobbying on behalf of the maritime industry through his work with the Louisiana Association of Business and Industry.

Board Composition

Our business and affairs are managed under the direction of the Board of Managers. Our Board of Managers currently consists of Brian Stewart, Cornelius Dupre, Joel Broussard, Gregg H. Falgout, Matthew Bernard, Steve Orlando and Todd Danos.

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

Our audit committee meets when necessary to consider our financial reports and other matters relevant to its mandate. It is currently composed of Mr. Bernard and Mr. Dupre.

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

Our compensation committee is currently composed of Mr. Dupre, Mr. Falgout, and Mr. Orlando.

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

The following table sets forth the total compensation awarded to, earned by, or paid to our principal executive officers and other named executive officers for all services rendered in all capacities to us in 2013.

Name and Principal Position	Year	Salary	Bonus	Equity Awards (5)	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (6)	Total
Brian Stewart - President and CEO (1)	2013	$300,937	$-	$-	$	$-	$-	$3,000	$303,937
	2012	148,958	-	269,906		-	-	1,845	420,709
Kenneth Sill - CFO (2)	2013	250,000	-	-		-	-	3000	253,000
	2012	70,192	-	201,103		-	-	960	272,255
Jeffrey McPherson - Vice President of Operations (3)	2013	209,167	-	1,433,234		-	-	3,000	1,645,400
	2012	233,333	-	77,700		-	-	3,720	314,753
Edward S. Self III -Vice President of Business Development (4)	2013	200,000	-	1,433,234		-	-	3,000	1,636,234
	2012	233,333	-	77,700		-	-	3,720	314,753

(1) Employed as President and CEO on June 18, 2012.
(2) Employed as CFO on September 19, 2012.
(3) Employed as Vice President of Operations on February 21, 2012.
(4) Employed as Vice President of Business Development on February 21, 2012.

(5)     The amount in this column reflects the grant date fair value of all unit awards calculated in accordance with FASB ASC Topic 718. These unit awards vest between 2012 and 2015. See Part II. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-10. Unit-Based/Share-Based Compensation” for further information.

(6) The amount in this column represents cellphone allowance and life insurance premiums paid by the Company on behalf of the executive officers.

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

Jeffrey McPherson.  On February 21, 2012, we entered into an employment agreement with Jeffrey McPherson that provides for his employment as our Vice President of Operations.  The employment agreement provides for a term of employment beginning on February 21, 2012 and ending on December 31, 2013, with a renewal provision that allows us to repeatedly extend the term of Mr. McPherson’s employment for an additional year upon providing him with written notice of the extension at least 30 days prior to the expiration of then-current term of the agreement.  On December 1, 2013, we provided notice to Mr. McPherson extending the term of his employment through December 31, 2014. Pursuant to the employment agreement, we are required to pay Mr. McPherson an annual base salary of $225,000 per year, with Mr. McPherson also being eligible to receive a discretionary bonus the amount of which will be determined by the Board of Managers.  If we terminate Mr. McPherson’s employment without “cause” (as such term is defined in the agreement), then Mr. McPherson is entitled to (a) his base salary accrued to the date of his termination, (b) the continued payment of his base salary though the end of the then-current term of the agreement, (c) the continuation of his health benefits through the end of the then-current term of the agreement at the same cost as when he was employed by us, and (d) the reimbursement of certain business expenses.  These entitlements are also triggered if Mr. McPherson terminates his employment with us for “good reason” (as such term is defined in the agreement).  If Mr. McPherson’s employment with us is terminated due to his becoming disabled, Mr. McPherson is entitled to (a) his base salary accrued to the date of his termination, (b) the continuation of the payment of his base salary for the lesser of (i) the then remaining term of his employment agreement, (ii) six consecutive months thereafter, or (iii) the period until disability insurance benefits commence under the disability insurance coverage provided by us to Mr. McPherson (if any), and (c) the continuation of his health benefits through the end of the then-current term of his employment agreement at the same cost as when he was employed by us.  If Mr. McPherson’s employment with us is terminated as a result of his death we are required to pay his estate his base salary accrued through the date of his death and to reimburse his estate for certain business expenses.  The employment agreement also provides for the non-disclosure of our confidential information by Mr. McPherson.  At the time he executed his employment agreement, Mr. McPherson was also granted 84,493 of our Series D

Units, 10,000 of which vested immediately, and the rest of which will vest pursuant to the Series D Unit Agreement between us and Mr. McPherson described below.

Edward S. Self III.  On February 21, 2012, we entered into an employment agreement with Edward S. Self III that provides for his employment as our Vice President of Business Development.  The employment agreement provides for a term of employment beginning on February 21, 2012 and ending on December 31, 2013, with a renewal provision that allows us to repeatedly extend the term of Mr. Self’s employment for an additional year upon providing him with written notice of the extension at least 30 days prior to the expiration of then-current term of the agreement. On December 1, 2013, we provided notice to Mr. Self extending the term of his employment through December 31, 2014.  Pursuant to the employment agreement, we are required to pay Mr. Self an annual base salary of $225,000 per year, with Mr. Self also being eligible to receive a discretionary bonus the amount of which will be determined by the Board of Managers.  If we terminate Mr. Self’s employment without “cause” (as such term is defined in the agreement), then Mr. Self is entitled to (a) his base salary accrued to the date of his termination, (b) the continued payment of his base salary though the end of the then-current term of the agreement, (c) the continuation of his health benefits through the end of the then-current term of the agreement at the same cost as when he was employed by us, and (d) the reimbursement of certain business expenses.  These entitlements are also triggered if Mr. Self terminates his employment with us for “good reason” (as such term is defined in the agreement).  If Mr. Self’s employment with us is terminated due to his becoming disabled, Mr. Self is entitled to (a) his base salary accrued to the date of his termination, (b) the continuation of the payment of his base salary for the lesser of (i) the then remaining term of his employment agreement, (ii) six consecutive months thereafter, or (iii) the period until disability insurance benefits commence under the disability insurance coverage provided by us to Mr. Self (if any), and (c) the continuation of his health benefits through the end of the then-current term of his employment agreement at the same cost as when he was employed by us.  If Mr. Self’s employment with us is terminated as a result of his death we are required to pay his estate his base salary accrued through the date of his death and to reimburse his estate for certain business expenses.  The employment agreement also provides for the non-disclosure of our confidential information by Mr. Self. At the time he executed his employment agreement, Mr. Self was also granted 84,493 of our Series D Units, 10,000 of which vested immediately, and the rest of which will vest pursuant to the Series D Unit Agreement between us and Mr. Self described below.

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

Brian Stewart.  On June 18, 2012, we entered into a Series D Unit Agreement with Brian Stewart pursuant to which we granted a total of 34,737 of our Series D Units to Mr. Stewart.  The Series D Units are intended to constitute “profits interests” under the Internal Revenue Code of 1986, as amended (the “Code”).  Of the Series D Units granted to Mr. Stewart, one-third vested on June 18, 2013, one-third will vest on June 18, 2014, with the remaining Series D Units vesting on June 18, 2015.  However, if the Series D Units granted to Mr. Stewart have not already vested according to the schedule detailed in the previous sentence, then all granted Series D Units will vest upon the occurrence of a liquidation event or exit event.   If Mr. Stewart’s employment with us is terminated (a) as a result of his death or disability, (b) as a result of his terminating his employment without “good reason” (as defined in his employment agreement) or (c) for “cause” (as such term is defined in his employment agreement), then on the date of such termination Mr. Stewart shall forfeit all of his unvested Series D Units.  Following any termination of employment, all vested Series D Units shall be retained by Mr. Stewart or his estate and held subject to the terms of the Company’s Amended and Restated Limited Liability Company Agreement.  The number of Series D Units granted to Mr. Stewart represent as of the date of the Series D Unit Agreement the right to receive three percent (3%) of all distributions made on our Series B, Series C and Series D Units.  The number of Series D Units granted pursuant to the Series D Unit Agreement will be adjusted (either up or down) as reasonably determined by the Board of Managers so that such Series D Units, assuming they were to become fully vested, represent the right to receive three percent (3%) of all distributions on our Series B, Series C and Series D Units.

Kenneth Sill.  On September 19, 2012, we entered into a Series D Unit Agreement with Kenneth Sill pursuant to which we granted a total of 25,882 of its Series D Units to Mr. Sill.  The Series D Units are intended to constitute “profits interests” under the Internal Revenue Code of 1986, as amended.  Of the Series D Units granted to Mr. Sill, one-third vested on September 19, 2013, one-third will vest on September 19, 2014, with the remaining one-third vesting on September 19, 2015.  However, if the Series D Units granted to Mr. Sill have not already vested according to the schedule detailed in the previous sentence, then all granted Series D Units will vest upon the occurrence of a First Trigger Event (as such term is defined in Mr. Sill's Series D Unit Agreement).  Upon the occurrence of an exit event or a liquidation event, all unvested Series D Units awarded to Mr. Sill pursuant to the Series D Unit Agreement that have not vested will vest immediately.  If Mr. Sill's employment with us is terminated (a) as a result of his death or disability, or (b) as a result of his terminating his employment without “good reason” (as defined in his employment agreement), or (c) for “cause” (as defined in his employment agreement), then on the date of such termination Mr. Sill shall forfeit all of his unvested Series D Units.  Following any termination of employment, all vested Series D Units shall be retained by Mr. Sill or his estate and held subject to the terms of the Company's Amended and Restated Limited Liability Company Agreement.  The number of Series D Units granted to Mr. Sill represent as of the date of the Series D Unit Agreement the right to receive two percent (2%) of all distributions made on our Series B, Series C and Series D Units.  The number of Series D Units granted pursuant to the Series D Unit Agreement will be adjusted (either up or down) as reasonably determined by the our Board of Managers so that such Series D Units, assuming they were to become fully vested, represent the right to receive two percent (2%) of all distributions on the Company's Series B, Series C and Series D Units.

Jeffrey McPherson.  On February 21, 2012, we entered into a Series D Unit Agreement with Jeffrey McPherson pursuant to which we granted a total of 84,493 of our Series D Units to Mr. McPherson (the “Original McPherson Equity Agreement”).  The Series D Units are intended to constitute “profits interests” under the Code.  On November 8, 2013 (the “Execution Date”), we entered into an Amended and Restated Series D Unit Agreement with Mr. McPherson (the “McPherson Amended and Restated Equity Agreement”),  which was made effective as of the date of the Original McPherson Equity Agreement.  Pursuant to the McPherson Amended and Restated Equity Agreement, of the 84,493 Series D Units granted to Mr. McPherson, two thirds (66.66%) vested on the Execution Date. The remaining one third (33.34%) will vest upon the occurrence of a liquidation event or an exit event. If Mr. McPherson’s employment with the Company is terminated for any reason, then Mr. McPherson will forfeit to the Company all of his unvested Series D Units on the date of such termination.  The McPherson Amended and Restated Equity Agreement also provides that during the term of Mr. McPherson’s employment with the Company and for two years after the termination of Mr. McPherson’s employment (for whatever reason), Mr. Self will not compete with us or solicit our customers or employees.  If Mr. McPherson breaches the non-competition and non-solicitation covenants in the McPherson Amended and Restated Equity Agreement, then he will forfeit to the Company all of his vested Series D Units.

On February 11, 2014, we executed a Series D Unit Agreement with Mr. McPherson (the “2014 McPherson Equity Agreement”), which was made effective as of September 30, 2012 (the “Series D Unit Effective Date”). Pursuant to the 2014 McPherson Equity Agreement, the Company issued 12,443 Series D-1 Units to Mr. McPherson on the Series D Unit Effective Date. Of the Series D-1 Units granted to Mr. McPherson, one hundred percent (100%) will vest upon the occurrence of a liquidation event or an exit event. If Mr. McPherson’s employment with us is terminated for any reason, then Mr. McPherson will forfeit to the Company all of his unvested Series D-1 Units on the date of such termination.  If Mr. McPherson breaches the non-competition and non-solicitation covenants in the 2014 McPherson Equity Agreement, then he will forfeit to the Company all of his vested Series D-1 Units.

Edward S. Self III.  On February 21, 2012, we entered into a Series D Unit Agreement with Edward S. Self III pursuant to which we granted a total of 84,493 of our Series D Units to Mr. Self (the “Original Self Equity Agreement”).  On November 8, 2013, we entered into an Amended and Restated Series D Unit Agreement with Mr. Self (the “Self Amended and Restated Equity Agreement”),  which was made effective as of the date of the Original Self Equity Agreement. The terms of the Self Amended and Restated Equity Agreement, including the vesting provisions, are identical to those of the McPherson Amended and Restated Equity Agreement.

On February 13, 2014, the Company also entered into a Series D Unit Agreement with Mr. Self (the “2014 Self Equity Agreement”), which was made effective as of the Series D Unit Effective Date.  Pursuant to the 2014 Self Equity Agreement, the Company issued 12,443 Series D-1 Units to Mr. Self on the Series D Unit Effective Date. The terms of the Self Series D Unit Agreement are identical to those of the 2014 McPherson Equity Agreement.

Other Executive Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as other eligible employees:

"	cellphone allowance;
"	health insurance;
"	vacation, personal holidays and sick days;
"	life insurance and accidental death and dismemberment insurance; and
"	short-term and long-term disability.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by the named executive officers as of December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year End
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)	(#)	($)		(#)	($) (5)	(#)	(#)
	exercisable	unexercisable						(i)
Brian Stewart	—	—	—	—	—	23,158 Series D Units (1)	—	—	—

Kenneth Sill	—	—	—	—	—	17,255 Series D Units (2)	—	—	—

Jeffery McPherson	—	—	—	—	—	40,613 Series D Units (3)	—	—	—

Edward S. Self III	—	—	—	—	—	40,613 Series D Units (4)	—	—	—

(1) Mr. Stewart's Series D Units vest in three equal installments on June 18, 2013, June 18, 2014 and June 18, 2015.
(2) Mr. Sill's Series D Units vest in three equal installments on September 19, 2013, September 19, 2014 and September 19, 2015.

(3)                 Mr. McPherson was granted 84,493 Series D Units on February 21, 2012, of which 10,000 vested immediately. On November 8, 2013, we entered into an Amended and Restated Series D Unit Agreement, pursuant to which two thirds of the 84,493 Series D Units vested.  The remaining one third or 28,170 Series D Units will vest upon the occurrence of a liquidation event or exit event. On February 11, 2014, Mr. McPherson was granted 12,443 Series D Units, which will vest upon the occurrence of a liquidation event ot exit event.

(3)                 Mr. Self was granted 84,493 Series D Units on February 21, 2012, of which 10,000 vested immediately. On November 8, 2013, we entered into an Amended and Restated Series D Unit Agreement, pursuant to which two thirds of the 84,493 Series D Units vested.  The remaining one third or 28,170 Series D Units will vest upon the occurrence of a liquidation event or exit event. On February 11, 2014, Mr. Self was granted 12,443 Series D Units, which will vest upon the occurrence of a liquidation event ot exit event.

(5)                There was no established public trading market for our membership interests as of December 31, 2013 and thus the market value as of that date is not determinable. For financial accounting purposes, the grant date fair value of all unit awards is calculated in accordance with FASB ASC Topic 718. These unit awards vest between 2012 and 2015. See Part II. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-10. Unit-Based/Share-Based Compensation” for further information.

Compensation of the members of the Board of Managers

We did not compensate any of the members of the Board of Managers for their service on our Board during the period ended December 31, 2013. We do, however, reimburse the members of the Board of Managers for reasonable out of pocket expenses incurred in attending meetings of the Board of Managers and other reasonable expenses related to the performance of their duties as members of the Board of Managers.

The following table summarizes the annual compensation for our non-employee members of our Board of Managers during the year ended December 31, 2013.

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Cornelius Dupre	$-	$-	$-	$-	$-	$-	$-
Matthew Bernard	-	-	-	-	-	-	-
Joel Broussard	-	-	-	-	-	-	-
Gregg H. Falgout	-	-	-	-	-	-	-
Steve Orlando	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 7, 2014, information with respect to the beneficial ownership of our common equity for: (i) each person that is a member of our Board of Managers and executive officer; (ii) all such members of our Board of Managers and executive officers as a group; and (iii) each person or entity that beneficially owns (directly or together with affiliates) more than 5% of our common equity. We refer to our Series B, Series C and Series D Units as our common equity.  To our knowledge, each individual or entity named has sole investment and voting power with respect to units of common equity beneficially owned by them, except as otherwise noted. The number of units of common equity and the percentages of beneficial ownership are based on a total of approximately 2.5 million units of common equity issued and outstanding and not subject to repurchase, or subject to issuance upon exercise of the warrants.

Name of Beneficial Owner	Units Beneficially Owned	Common Equity Percentage Ownership
ORB Investments, LLC(1)	1,421,133	57.1%
Joel Broussard(1)	1,421,133	57.1%
Gregg H. Falgout(1)	1,421,133	57.1%
Matthew Bernard(1)	1,421,133	57.1%
Cornelius Dupre(1)	1,421,133	57.1%

Steve Orlando(1)	1,421,133	57.1%
Todd Danos(1)	1,421,133	57.1%
USWS Inc.(2)	167,500	6.7%
Brian Stewart(3)	74,655	3.0%
Kenneth I. Sill(4)	49,770	2.0%
Jeffrey McPherson(5)	124,426	5.0%
Edward S. Self III(6)	124,426	5.0%
Executive Officers and members of the Board of Managers as a Group	1,794,411	72.1%

(1)     Messrs. Broussard, Bernard, Falgout, Dupre and Orlando, each a member of the Board of Managers, are also members of ORB Investments, LLC. Additionally, an entity controlled by Mr. Danos, a member of the Board of Managers, is also a member  of ORB Investments, LLC. The securities attributable to Messrs. Broussard, Bernard, Falgout, Dupre, Orlando and Danos include all of the units of our common equity held by ORB Investments, LLC.

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

(5)     Mr. McPherson's units are not fully vested and vest in accordance with the terms of his Series D Unit Agreements.  Further, the number of Series D Units granted to Mr. McPherson represents the right to receive five percent (5%) of all distributions made on our Series B, Series C and Series D Units.  The number of Series D Units granted pursuant to Mr. McPherson's Series D Unit Agreement will be adjusted (either up or down) as reasonably determined by the Board of Managers so that such Series D Units, assuming they were to become fully vested, represent the right to receive five percent (5%) of all distributions on our Series B, Series C and Series D Units.  For a summary Mr. McPherson's Series D Unit Agreement see “Item 11. Executive Compensation - Restricted Equity Agreements.”

(5)   Mr. Self's units are not fully vested and vest in accordance with the terms of his Series D Unit Agreements.  Further, the number of Series D Units granted to Mr. Self represents the right to receive five percent (5%) of all distributions made on our Series B, Series C and Series D Units.  The number of Series D Units granted pursuant to Mr. Self's Series D Unit Agreement will be adjusted (either up or down) as reasonably determined by the Board of Managers so that such Series D Units, assuming they were to become fully vested, represent the right to receive five percent (5%) of all distributions on our Series B, Series C and Series D Units.  For a summary Mr. Self's Series D Unit Agreement see “Item 11. Executive Compensation - Restricted Equity Agreements.”

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

Issuance of Series E Units

Pursuant to a subscription agreement we entered into with ORB and ORB Investments No. 2, LLC (“ORB 2”), we issued 663,195 Series E Units to ORB and ORB 2 in exchange for $14 million in cash, effective as of October 18, 2013.  Messrs. Broussard, Bernard, Falgout, Dupre and Orlando are each members of our Board of Managers and are also members of ORB and ORB 2. Additionally, an entity controlled by Mr. Danos, a member of our Board of Managers, is also a member of ORB

Redemption of Series A Units

On February 18, 2014, we purchased from ORB, and ORB sold to the Company, all of its 600,000 Series A Units in exchange for an amount equal to $30 million less all related fees and expenses incurred by us.

Director Independence

Our Board of Managers consists of six members, one of whom is an employee director. Because we only have debt securities registered with the SEC under the Exchange Act and because we do not have a class of securities listed on any national securities exchange, national securities association or inter-dealer quotation system, we are not required to have a board of managers comprised of a majority of independent managers under SEC rules or any listing standards. Accordingly, our Board of Managers has not made any determination as to whether the five non-employee members of the Board of Managers satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition. However, as required by the Compensation Committee Charter, the members of the Compensation Committee are "outside directors" within the meaning of Section 162(m) of the Internal Revenue Service Code of 1986.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by us to KPMG LLP, our independent registered public accounting firm:

	Successor	Predecessor
	January 1, 2013	February 21, 2012	January 1, 2012
	to	(inception) to	to
	December 31, 2013	December 31, 2012	February 20, 2012
Audit Fees	$361,731	$375,450	$-
Audit-Related Fees	-	-	-
Tax Fees	-	87,200	-
All Other Fees	-	-	-
	$361,731	$462,650	$-

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

3.3

First Amendment to Amended and Restated Limited Liability Company Agreement of U.S. Well Services, LLC dated February 10, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014).

3.4

Second Amendment to Amended and Restated Limited Liability Company Agreement of U.S. Well Services, LLC dated February 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014).

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

4.4

Third Supplemental Indenture dated October 18, 2013, among U.S. Well Services, LLC, USW Financing Corp., the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-k filed with the SEC on October 18, 2013).

4.5

Registration Rights Agreement dated as of February 17, 2012 among U.S. Well Services, LLC, USW Financing Corp., the individual purchasers named therein, and Global Hunter Securities, LLC (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

4.6

Registration Rights Agreement dated April 8, 2013, among U.S. Well Services, LLC, USW Financing Corp., the individual purchasers named therein, and Global Hunter Securities, LLC (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2013).

4.7

Registration Rights Agreement dated October 18, 2013, among U.S. Well Services, LLC, USW Financing Corp., the individual purchasers named therein, and Global Hunter Securities, LLC (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-k filed with the SEC on October 18, 2013).

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

10.3#*	Amendment to Contract to Provide Dedicated Fleet(s) for Fracturing Services effective September 30, 2013, between U.S. Well services, LLC and Antero Resources Corporation.
10.4#*	Second Amendment to Contract to Provide Dedicated Fleet(s) for Fracturing Services dated January 24, 2014, between U.S. Well services, LLC and Antero Resources Corporation.
10.5@	Dedicated Fracturing Fleet Agreement dated September 23, 2013, between U.S. Well Services, LLC and Inflection Energy LLC
10.6^

Employment Agreement of Brian Stewart dated June 18, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.7^

Employment Agreement of Kenneth I. Sill dated September 19, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.8^

Employment Agreement of Jeffrey McPherson dated February 21, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.9^

Employment Agreement of Edward S, Self III dated February 21, 2012 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.10^

Series D Unit Agreement of Brian Stewart dated June 18, 2012 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.11^

Series D Unit Agreement of Kenneth I. Sill dated September 19, 2012 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed with the SEC on October 18, 2012 (SEC Registration No. 333-184491)).

10.12^

Amended and Restated Series D Unit Agreement, executed and agreed to as of November 8, 2013, but made effective as of February 21, 2012, by and between U.S. Well Services, LLC and Jeff McPherson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed with the SEC on November 14, 2013).

10.13^

Amended and Restated Series D Unit Agreement, executed and agreed to as of November 8, 2013, but made effective as of February 21, 2012, by and between U.S. Well Services, LLC and Edward Self III (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-k filed with the SEC on November 14, 2013).

10.14

Credit and Security Agreement dated May 9, 2013, by and between U.S. Well Services, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2013).

10.15

First Amendment to Credit and Security Agreement dated November 12, 2013, by and between U.S. Well Services, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed with the SEC on November 19, 2013).

21.1	Subsidiaries of U.S. Well Services, LLC (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-k filed with the SEC on March 19, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

^Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. WELL SERVICES, LLC

Date:	March 28, 2014	By:	/s/ Brian Stewart
Brian Stewart
President and Chief Executive Officer

		By:	/s/ Kenneth I. Sill
Kenneth I. Sill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Brian Stewart	President and Chief Executive Officer (Principal executive	March 28, 2014
	Brian Stewart	officer) and Member of the Board of Managers
By:	/s/ Kenneth I. Sill	Chief Financial Officer	March 28, 2014
	Kenneth I. Sill	(Principal financial officer)
By:	/s/ Cornelius Dupre	Member of the Board of Managers	March 28, 2014
Cornelius Dupre
By:	/s/ Joel Broussard	Member of the Board of Managers	March 28, 2014
Joel Broussard
By:	/s/ Gregg H. Falgout	Member of the Board of Managers	March 28, 2014
Gregg H. Falgout
By:	/s/ Matthew Bernard	Member of the Board of Managers	March 28, 2014
Matthew Bernard
By:	/s/ Steve Orlando	Member of the Board of Managers	March 28, 2014
Steve Orlando
By:	/s/ Todd Danos	Member of the Board of Managers	March 28, 2014
Todd Danos